Form 10-Q
period 2003-06-30
ML SELECT FUTURES I LP
filed 2003-08-14
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-05269

                             ML SELECT FUTURES I LP
                             ----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     13-3879393
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ML SELECT FUTURES I LP
                              ----------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                        JUNE 30,
                                                                          2003           DECEMBER 31,
                                                                      (UNAUDITED)           2002
                                                                    ---------------    ---------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                          $   182,721,699    $    99,548,884
  Net unrealized profit (loss) on open contracts                         (2,584,700)         9,155,871
Accrued interest                                                            147,879            102,837
Other assets                                                                  2,544                  -
                                                                    ---------------    ---------------

          TOTAL                                                     $   180,287,422    $   108,807,592
                                                                    ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                             $     2,274,914    $     2,508,724
  Brokerage commissions payable                                             826,318            498,702
  Administrative fees payable                                                37,560             22,668
  Redemptions payable                                                        82,404             33,359
                                                                    ---------------    ---------------

      Total liabilities                                                   3,221,196          3,063,453
                                                                    ---------------    ---------------

PARTNERS' CAPITAL:
 General Partner (7,985 and 4,225 Units)                                  1,674,293            829,064
 Limited Partners (836,462 and 534,662 Units)                           175,391,933        104,915,075
                                                                    ---------------    ---------------

      Total partners' capital                                           177,066,226        105,744,139
                                                                    ---------------    ---------------

          TOTAL                                                     $   180,287,422    $   108,807,592
                                                                    ===============    ===============

NET ASSET VALUE PER UNIT

   (Based on 844,447 and 538,887 Units outstanding)                 $        209.68    $        196.23
                                                                    ===============    ===============

See notes to financial statements.

                              ML SELECT FUTURES I LP
                              ----------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                 FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                  MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                     JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                       2003             2002              2003              2002
                                                ---------------   ---------------   ---------------    ---------------
REVENUES:
 Trading profits (loss):
   Realized                                     $     2,111,532   $     4,919,156   $    24,525,753    $     1,129,434
   Change in unrealized                               1,487,028         5,170,284       (11,740,571)         6,366,863
                                                ---------------   ---------------   ---------------    ---------------

     Total trading results                            3,598,560        10,089,440        12,785,182          7,496,297
                                                ---------------   ---------------   ---------------    ---------------

 Interest income                                        451,943           261,594           805,903            490,187
                                                ---------------   ---------------   ---------------    ---------------

     Total revenues                                   4,050,503        10,351,034        13,591,085          7,986,484
                                                ---------------   ---------------   ---------------    ---------------

EXPENSES:
 Profit shares                                          453,161         1,467,339         2,274,914          1,467,339
 Brokerage commissions                                2,388,164           884,240         4,244,901          1,637,623
 Administrative fees                                    108,553            40,192           192,950             74,437
                                                ---------------   ---------------   ---------------    ---------------

     Total expenses                                   2,949,878         2,391,771         6,712,765          3,179,399
                                                ---------------   ---------------   ---------------    ---------------

NET INCOME                                      $     1,100,625   $     7,959,263   $     6,878,320    $     4,807,085
                                                ===============   ===============   ===============    ===============

NET INCOME PER UNIT:
 Weighted average number of General
  Partner and Limited Partner units
  outstanding                                           801,239           356,510           707,472            339,485
                                                ===============   ===============   ===============    ===============

 Net income per weighted
  average Limited Partner and
  General Partner Unit                          $          1.37   $         22.33   $          9.72    $         14.16
                                                ===============   ===============   ===============    ===============

See notes to financial statements.

                              ML SELECT FUTURES I LP
                              ----------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2003 and 2002
                 -----------------------------------------------
                                   (unaudited)

                                                                       GENERAL            LIMITED
                                                     UNITS             PARTNER            PARTNERS            TOTAL
                                                ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
 December 31, 2001                                      284,193    $       396,619    $    50,013,049    $    50,409,668

Additions                                                89,085            150,025         15,193,161         15,343,186

Net Income                                                    -             37,742          4,769,343          4,807,085

Redemptions                                             (18,031)           (29,945)        (3,192,528)        (3,222,473)
                                                ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
 June 30, 2002                                          355,247    $       554,441    $    66,783,025    $    67,337,466
                                                ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
 December 31, 2002                                      538,887    $       829,064    $   104,915,075    $   105,744,139

Additions                                               314,168            785,385         65,501,285         66,286,670

Net Income                                                    -             59,844          6,818,476          6,878,320

Redemptions                                              (8,608)                 -         (1,842,903)        (1,842,903)
                                                ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
 June 30, 2003                                          844,447    $     1,674,293    $   175,391,933    $   177,066,226
                                                ===============    ===============    ===============    ===============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                             ----------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10 filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

      Merrill Lynch Alternative Investments LLC ("MLAI LLC"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC ("Sunrise"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise itself.

      CREDIT RISK

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

      The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                          JAN.        FEB.        MAR.        APR.        MAY         JUN.
                 ------------------------------------------------------------------------------
                 2002     $  172.84   $  167.29   $  167.42   $  168.82   $  175.76   $  189.55
                 ------------------------------------------------------------------------------
                 2003     $  212.87   $  221.65   $  207.96   $  208.62   $  217.96   $  209.68
                 ------------------------------------------------------------------------------

Performance Summary

JANUARY 1, 2003 TO JUNE 30, 2003

January 1, 2003 to March 31, 2003

Overall the Partnership experienced gains for the quarter. All sectors were profitable except the metals sector.

The energy sector provided the greatest gains for the Partnership. As Iraq-related events brought the possibility of war closer, petroleum products moved to new highs. Crude oil was the best performing market in this category. The natural gas market also strengthened during the month. Cold weather conditions in the Northeast helped push prices to target levels causing a portion of Partnership's position to be liquidated to protect profits from a downturn. As the trend reversed sharply in March, long positions in both markets were gradually liquidated.

The currency forward and futures trading had significant gains for the quarter. The Partnership started the year with short U.S. dollar positions versus other major currencies. The Partnership capitalized on the persistent rise in the value of these currencies against the U.S. dollar. Profits were also posted in long European currencies against the Japanese yen in January. Trading in currencies was not profitable in February and March. Short U.S. dollar positions were maintained and exposure in the currency sector was below average. The prolonged anxiety about the war was reflected in choppy and narrow price ranges in most major currencies.

Interest rate future trading was profitable for the Partnership. The continued rise in interest rate futures prices created a favorable trading environment in January and February. Price reversals as well as choppiness and volatility in March caused some losses and subsequently the Partnership's exposure was reduced in the market.

Trading in stock indices posted gains for the quarter. January and February were relatively flat. Foreign stock indices were the only positive sector. Short positions in DAX and Nikkei produced small profits.

Agricultural commodities trading resulted in gains for the Partnership. Sugar prices, like commodities in general, continued their upward trend. During January, this trend accelerated thus producing significant profits. Soybeans also contributed to profits with prices moving sharply upward.

The metals sector was the only unprofitable strategy for the quarter. Gold's rise to a six-year high in January had a positive influence on the month. The demand for gold rose because investors usually turn their attention to this traditional "safe haven" market during uncertain times. Supply-side considerations caused nickel prices to increase sharply as well. This uptrend was reversed in February and March as market actions were driven by the course of the war with Iraq. The risks and potential impact on the global economy produced increased volatility, as headlines about the war became the main focus.

April 1, 2003 to June 30, 2003

Gains were realized in the currency, interest rates and energy sectors. Losses were posted in the metals, agricultural commodities and stock index sectors. Overall, the Partnership was profitable.

Trading in the currency sector provided the greatest gains for the Partnership. Currencies produced the largest profits in May, as the U.S. dollar remained on the defensive throughout most of the quarter. The underlying factors driving the U.S. dollar lower were low U.S. interest rates, the increasing U.S. deficit and the Federal Reserve's use of the U.S. dollar as a tool to stabilize the U.S. economy. The U.S. dollar's downtrend was also supported by technical indicators, which further accelerated the pace of the U.S. dollar's decline. The biggest beneficiary of the U.S. dollar's slide was the Euro, which hit four-year highs against the U.S. dollar, the Japanese yen and the British pound. The largest profits were posted in short U.S. dollar positions against the Euro and the Swiss franc, as well as in long Euro positions against the Japanese yen. The strong downward trend in the U.S. dollar that dominated the market for 18 months came to a halt in June, reversing nearly half of the gains incurred in April and May, causing some short U.S. dollar positions to be liquidated.

The interest rate sector was also profitable in April and May as market prices continued to rally to falling U.S. interest rates. The yields declined to 45-year lows, generating profits for all interest rate positions. In June, the interest rate markets reversed direction when the Federal Reserve announced the decision to lower interest rates by 25 basis points, which was less than anticipated. The market expressed their disappointment with the Federal Reserve's action by selling debt futures. This, coupled with the flight to equities, caused long positions to suffer during the month but stayed solidly profitable overall for the quarter.

The energy sector incurred gains for the quarter, mostly in June. Volatility in the first quarter caused exposure in this market to be reduced. Crude oil was the best performer in June. Its price strengthened in response to declining inventories.

The metals sector had losses for the quarter. Metal prices were stable and produced marginal profits in May. Unfortunately, May's gains could not offset unfavorable market conditions in June.

Trading in the agricultural commodities sector was unprofitable for the quarter. Soybeans contributed to profits in April with prices moving sharply upward. The direction of the markets shifted in May in reaction to weather and supply reports. The worst performers in this sector were corn and cotton.

Trading in stock indices was the most unprofitable sector for the Partnership. The largest losses came from short positions in stock index futures when equity markets staged a postwar recovery.

JANUARY 1, 2002 TO JUNE 30, 2002

January 1, 2002 to March 31, 2002

The energy and agricultural commodities sectors generated gains for the quarter. Stock indices, interest rates and currency sectors produced losses. Overall, the Partnership experienced losses for the quarter

The energy sector provided the Partnership with the greatest profits for the quarter. The largest profits were generated from long positions in crude oil.

The agricultural commodities sector was the only other sector that was profitable for the quarter. Corn positions had gains in February.

The metals sector was flat for the quarter. Profitable long positions in gold and base metals in March offset losses in January and February.

Trading in stock indices incurred losses for the Partnership. Competing factors kept prices range-bound. Positive economic data about global economic recovery was offset by concerns over the U.S. corporate sector and possibly broader implications from the ongoing Enron investigations.

The interest rate sector also incurred losses for the Partnership this quarter. The interest rate markets consolidated in a relatively tight trading range during February. Short positions in foreign interest rates were profitable in March but did not offset losses in January and February.

The currency sector was the most unprofitable sector for the quarter. Gains were generated in January in short Japanese yen positions as the Japanese yen continued to lose its value against the U.S. dollar. The move was supported by a deteriorating economic outlook in Japan and also by some evidence of a U.S. economic recovery. In March, large losses were incurred in major currencies as they appreciated against the U.S. dollar.

April 1, 2002 to June 30, 2002

The second quarter posted a positive return for the Partnership. Gains were realized in the currency, interest rates, stock index and agricultural commodities sector. Losses were realized in the metals and energy sectors.

The currency sector was the most profitable sector for the quarter. A bullish U.S. dollar outlook was reversed during April as the currency moved lower. The Partnership benefited from the continuing weak trend in the U.S. dollar and the currency fell through important technical levels. Weak equity markets and worries over the U.S. corporate sector also contributed to the U.S. dollar's weakness.

The interest rate sector was profitable for the quarter. Short-term interest rate futures contributed to profits in May. U.S. interest rate futures, in particular, Eurodollar and U.S. Treasury Notes finished the month of June with profits as yields of major debt instruments continued to decline.

Stock indices had modest gains for the quarter, after a flat start in the beginning of the quarter. Short positions in domestic and foreign stock index futures benefited from falling global equity markets.

The agricultural commodities markets were directionless and basically flat for the quarter. In May, grain prices were affected by weather forecasts as well as traders' perceptions about crop conditions. Soybeans posted strong gains. Corn and wheat markets displayed choppiness during the quarter.

Trading in the metals sector was unprofitable for the Partnership. In May, precious metal prices moved higher due to a declining U.S. dollar and negative economic sentiment and finished the month with positive results. Profits were offset later in the quarter by liquidation pressures in both precious and industrial metals.

The energy sector was the least profitable strategy for the quarter. The uncertainty in the Middle East and Iraq lead to volatility in the market and pushed crude oil prices higher.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I LP, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the six months of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ML SELECT FUTURES I LP


                                By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                      (General Partner)


Date: August 14, 2003           By /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  August 14, 2003          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                                                      EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Robert M. Alderman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Select Futures I LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                                                  EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.

Date: August 14, 2003
----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                                                      EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Select Futures I LP;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                  EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 --------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.

Date: August 14, 2003
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)