Form 10-Q
period 2003-09-30
ML SELECT FUTURES I LP
filed 2003-11-14
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                  OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

Commission File Number 0-05269

                             ML SELECT FUTURES I LP
                             ----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                        13-3879393
-----------------------------                  -------------------------------
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

                                  609-282-6996
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                             ML SELECT FUTURES I LP
                             ----------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                  SEPTEMBER         DECEMBER 31,
                                                                    2003              2002
                                                                 (UNAUDITED)
                                                              -----------------  -----------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                   $   208,203,057    $    99,548,884
    Net unrealized profit (loss) on open contracts                     (41,144)         9,155,871

Accrued interest                                                       167,680            102,837

Other assets                                                             1,217                  -
                                                              -----------------  -----------------

           TOTAL                                               $   208,330,810    $   108,807,592
                                                              =================  =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit shares payable                                      $             -    $     2,508,724
    Brokerage commissions payable                                      954,850            498,702
    Administrative fees payable                                         43,402             22,668
    Redemptions payable                                                341,771             33,359
                                                              -----------------  -----------------

           Total liabilities                                         1,340,023          3,063,453
                                                              -----------------  -----------------

PARTNERS' CAPITAL:
  General Partner (9,796 and 4,225 Units)                            1,953,329            829,064
  Limited Partners (1,028,257 and 534,662 Units)                   205,037,458        104,915,075
                                                              -----------------  -----------------

           Total partners' capital                                 206,990,787        105,744,139
                                                              -----------------  -----------------

                TOTAL                                          $   208,330,810    $   108,807,592
                                                              =================  =================

NET ASSET VALUE PER UNIT

        (Based on 1,038,053 and 538,887 Units outstanding)     $        199.40    $        196.23
                                                              =================  =================

See notes to financial statements.

                             ML SELECT FUTURES I LP
                             ----------------------
                        (A Delaware Limited Partnership)
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                      FOR THE THREE      FOR THE THREE     FOR THE NINE       FOR THE NINE
                                                      MONTHS ENDED        MONTHS ENDED     MONTHS ENDED       MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                          2003                2002              2003               2002
                                                    -----------------  ----------------- -----------------  -----------------
REVENUES:
    Trading profits (loss):
        Realized                                     $   (12,671,815)   $     7,024,231   $    11,853,938    $     8,153,665
        Change in unrealized                               2,543,556          1,069,579        (9,197,015)         7,436,442
                                                    -----------------  ----------------- -----------------  -----------------

            Total trading results                        (10,128,259)         8,093,810         2,656,923         15,590,107
                                                    -----------------  ----------------- -----------------  -----------------

    Interest income                                          483,978            317,810         1,289,881            807,997
                                                    -----------------  ----------------- -----------------  -----------------

            Total revenues                                (9,644,281)         8,411,620         3,946,804         16,398,104
                                                    -----------------  ----------------- -----------------  -----------------

EXPENSES:
    Profit shares                                         (2,274,914)         1,690,931                 -          3,158,270
    Brokerage commissions                                  2,781,551          1,088,175         7,026,452          2,725,798
    Administrative fees                                      126,434             49,463           319,384            123,900
                                                    -----------------  ----------------- -----------------  -----------------

            Total expenses                                   633,071          2,828,569         7,345,836          6,007,968
                                                    -----------------  ----------------- -----------------  -----------------

NET INCOME (LOSS)                                    $   (10,277,352)   $     5,583,051   $    (3,399,032)   $    10,390,136
                                                    =================  ================= =================  =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner units outstanding                982,495            390,094           799,149            356,019
                                                    =================  ================= =================  =================

    Net income (loss) per weighted
    average General Partner and
    Limited Partner Unit                              $        (10.46)   $         14.31   $         (4.25)   $         29.18
                                                    =================  ================= =================  =================

See notes to financial statements.

                             ML SELECT FUTURES I LP
                             ----------------------
                        (A Delaware Limited Partnership)
                         -------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
              For the Nine Months Ended September 30, 2003 and 2002
              -----------------------------------------------------
                                   (unaudited)

                                                     GENERAL           LIMITED
                                   UNITS             PARTNER           PARTNERS           TOTAL
                             -----------------  ----------------- -----------------  -----------------
PARTNERS' CAPITAL,
  December 31, 2001                   284,193    $       396,619   $    50,013,049    $    50,409,668

Additions                             146,441            399,885        25,941,920         26,341,805

Net Income                                  -             93,519        10,296,617         10,390,136

Redemptions                           (25,401)           (29,945)       (4,619,192)        (4,649,137)
                             -----------------  ----------------- -----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 2002                  405,233    $       860,078   $    81,632,394    $    82,492,472
                             =================  ================= =================  =================

PARTNERS' CAPITAL,
  December 31, 2002                   538,887    $       829,064   $   104,915,075    $   105,744,139

Additions                             513,473          1,160,419       106,572,160        107,732,579

Net Loss                                    -            (36,154)       (3,362,878)        (3,399,032)

Redemptions                           (14,307)                          (3,086,899)       (3,086,899)
                             -----------------  ----------------- -----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 2003                1,038,053    $     1,953,329   $   205,037,458    $   206,990,787
                             =================  ================= =================  =================


See notes to financial statements.

                             ML SELECT FUTURES I LP
                             ----------------------
                        (A Delaware Limited Partnership)
                         -------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

    Market Risk
    -----------

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

    Credit Risk
    -----------

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                  JAN          FEB         MAR           APR           MAY         JUN         JUL          AUG         SEP
     ------------------------------------------------------------------------------------------------------------------------
     2002     $   172.84   $   167.29   $   167.42   $   168.82   $   175.76  $    189.55  $    192.20  $   193.42  $  203.57
     ------------------------------------------------------------------------------------------------------------------------
     2003     $   212.87   $   221.65   $   207.96   $   208.62   $   217.96  $    209.68  $    206.45  $   206.34  $  199.40
     ------------------------------------------------------------------------------------------------------------------------

Performance Summary

January 1, 2003 to September 30, 2003
-------------------------------------

January 1, 2003 to March 31, 2003

Overall the Partnership experienced gains for the quarter. All sectors were profitable except the metals sector.

The energy sector provided the greatest gains for the Partnership. As Iraq-related events brought the possibility of war closer, petroleum products moved to new highs. Crude oil was the best performing market in this category. The natural gas market also strengthened during the month. Cold weather conditions in the Northeast helped push prices to target levels causing a portion of the Partnership's position to be liquidated to protect profits from a downturn. As the trend reversed sharply in March, long positions in both markets were gradually liquidated.

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

The interest rate sector was also profitable in April and May as market prices continued to rally to falling U.S. interest rates. The yields declined to 45-year lows, generating profits for all interest rate positions. In June, the interest rate markets reversed direction when the Federal Reserve announced the decision to lower interest rates by 25 basis points was less than anticipated. The market expressed their disappointment with the Federal Reserve's action by selling debt futures. This, coupled with the flight to equities, caused long positions to suffer during the month but stayed solidly profitable overall for the quarter.

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

July 1, 2003 to September 30, 2003

The Partnership was profitable in the agricultural commodities and metals sectors and unprofitable in the stock index, energy, currencies and interest rate sectors. Overall, the Partnership was unprofitable for the quarter.

Agricultural commodities trading generated the most profits for the Partnership for the third quarter. This sector was profitable due to long positions in soybeans, soybean meal and cotton. The soybean complex rallied on forecasts of cold weather across the Midwest. Tight supplies were also seen as supportive factors for the products.

Trading in the metals sector was also profitable for the quarter. Base metals drove most of the profits. The markets took direction from economic data and changing perceptions about the economy. Higher prices during the month triggered buy signals to build on the Partnership's positions. Nickel was the best performer in this sector as the price moved to new highs.

Trading in stock index futures was unprofitable for the Partnership. Stock indices closed out July and August on the plus side but fell in September following the G-7 meeting. The G-7 finance ministers and central bankers called for more flexible exchange rates, which resulted in losses for the Partnership's long positions.

The energy sector produced losses for the Partnership for the quarter. Gains in July and August were offset by significant losses in September. Crude oil was the most significant contributor to September's negative results as the trend of falling prices reversed mid-month and moved against the Partnership's short positions. These positions were initiated during the first half of the month when the price of crude oil fell from a high of $31.40 on September 2 to a four month low of $26.65 on September 19. It was followed by a sharp upward move back to nearly the $30.00 level. The sudden price shift appeared to be triggered by OPEC's announcement about their impending production cuts.

The currency sector was unprofitable in the third quarter. The sector was highly volatile resulting in difficult trading conditions. The U.S. dollar appreciated against most major currencies in July and August, resulting in losses for the Partnership. The G-7 summit directed the market to the idea that a weak U.S. dollar is important to global trade balance. Foreign currencies appreciated against the U.S. dollar reversing some of the sector's previous losses.

The interest rate sector was the most unprofitable sector for the Partnership. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. The U.S. bond market managed a timid recovery in August after making new lows in July. In September, the global economic rebound was the primary focus of the market. The U.S. continued to produce mixed economic data, which led some investors to question the strength of the recovery. The G-7 summit resulted in a call for more flexible exchange rates around the world. This announcement signaled to the world marketplace that a weaker U.S. dollar is important to strengthen the global economy. Interest rates moved up slightly, as the central banks worldwide continued to reiterate that low interest rates are necessary to sustain an economic recovery.

January 1, 2002 to September 30, 2002
-------------------------------------

January 1, 2002 to March 31, 2002

The energy and agricultural commodities sectors generated gains for the quarter. Metals, stock indices, interest rates and currency sectors produced losses. Overall, the Partnership experienced losses for the quarter

The energy sector provided the Partnership with the greatest profits for the quarter. The largest profits were generated from long positions in crude oil.

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


April 1, 2002 to June 30, 2002

The second quarter posted a positive return for the Partnership. Gains were realized in the currency, interest rates, stock index and agricultural commodities sectors. Losses were realized in the metals and energy sectors.

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

July 1, 2002 to September 30, 2002

Gains were realized in the interest rates, energy, stock index and agricultural commodities sectors. Losses were realized on the metals and currencies sectors. Overall, the Partnership was profitable for the quarter.

Interest rate futures were the primary source of profits for the Partnership this quarter. Long, short domestic and foreign contracts extended their gains and finished the quarter on a strong note.

The energy sector was profitable for the quarter. Energy markets were range-bound and their performance for the July was insignificant. The Partnership's long crude oil position was the single largest contributor to August's success. Rising prices reflected fears of renewed conflict in the Middle East and perceived deterioration in the Saudi-U.S. relationship.

Stock index trading also produced profits for the Partnership. Short positions in stock indices resulted in significant profits for the quarter.

Agricultural commodity trading produced modest gains for the quarter. The sector experienced high volatility during the quarter and gave back its accumulated profits. Long positions were initiated in this sector when the markets moved higher due to weather and supply worries. Weather and supply conditions drove grain prices to new contract highs during the first half of the September. Unfortunately, during the second half of the month, these trends reversed and reduced accumulated profits.

Metals were unprofitable for the quarter. Both base and precious metals experienced weakness and liquidation pressures in July. In August, the sector remained flat as prices appeared to be trapped in a consolidation pattern. Base metals prices weakened slightly in September and posted small profits for the month.

The currency sector was the least profitable sector for the quarter. The sector lacked direction and produced losses for the Partnership. Economic uncertainty kept most of these markets choppy and volatile.

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

         (a) Exhibits.

         There are no exhibits required to be filed as part of this document.

         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the nine months of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ML SELECT FUTURES I LP


                                By:MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                      (General Partner)


Date: November 14, 2003         By /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 14, 2003        By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

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

Date: November 14, 2003

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                 ----------------------------------------------

In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.


Date: November 14, 2003

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.

Date: November 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)