Form 10-K
period 2003-12-31
ML SELECT FUTURES I LP
filed 2004-03-30
CIK 1100878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-50269

                            ML SELECT FUTURES I L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                           13-3879393
    ------------------------------             -------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

                  c/o MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2-G
                          PLAINSBORO, NEW JERSEY 08536
                  ----------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 282-6996

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
                                                                 Yes / /  No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2004, limited partnership units with an aggregate value of $311,258,030 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. The annual report is available free of charge by contacting Alternative Investments Client Services at 1-800-765-0995.

                            ML SELECT FUTURES I L. P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
                                     PART I

Item 1.     Business...........................................................................   1

Item 2.     Properties.........................................................................   7

Item 3.     Legal Proceedings..................................................................   7

Item 4.     Submission of Matters to a Vote of Security Holders................................   7

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..............   8

Item 6.     Selected Financial Data............................................................   9

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................  11

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks........................  17

Item 8.     Financial Statements and Supplementary Data........................................  21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................  21

Item 9A.    Controls and Procedures............................................................  21

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.................................  22

Item 11.    Executive Compensation.............................................................  23

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters....................................................  24

Item 13.    Certain Relationships and Related Transactions.....................................  24

Item 14.    Principal Accountant Fees and Services.............................................  25

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................  27

                                     PART I

ITEM 1: BUSINESS

        (a)    GENERAL DEVELOPMENT OF BUSINESS:

               ML Select Futures I L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on August 4, 1995 under the name ML Chesapeake L.P. The Partnership began trading on April 1, 1996 and trades in the international futures and forward markets applying proprietary trading strategies under the direction of Sunrise Capital Partners, LLC ("Sunrise"). The Partnership's objective is to achieve, through speculative trading, substantial capital appreciation over time.

               Merrill Lynch Alternative Investments LLC ("MLAI LLC") formerly MLIM Alternative Strategies LLC, a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

               The proceeds of the Partnership's units of limited partnership interest (the "Units") were initially allocated to the Partnership's initial trading adviser, Chesapeake Capital Corporation ("Chesapeake"). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership's sole trading advisor.

               As of December 31, 2003, the capitalization of the Partnership was $270,488,591, and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $224.63.

               The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $224.63 (December 31, 2003) and the lowest was $127.01 (July 31, 1998).

        (b)    FINANCIAL INFORMATION ABOUT SEGMENTS:

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

        (c)    NARRATIVE DESCRIPTION OF BUSINESS:

               GENERAL

               The Partnership trades in the international futures and forward markets with the objective of achieving substantial capital appreciation.

               The Partnership has entered into an advisory agreement with Sunrise whereby Sunrise trades through a managed account the Partnership's assets using its Expanded Diversified Program. In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX, and Nikkei 225), currencies an their cross rates, and minor currency markets.

               One of the aims of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.

SUNRISE AND ITS EXPANDED DIVERSIFIED PROGRAM

               Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership's assets. In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei
225), currencies and their cross rates, and minor currency markets (collectively, "Commodity Interests"). Sunrise may trade these markets on any U.S. or non-U.S. exchange. Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests. As of December 31, 2003, Sunrise was managing approximately $1.714 billion (excluding "notional" funds) in the futures and forward markets.

               SUNRISE'S PROGRAMS ARE TECHNICAL AND TREND-FOLLOWING SYSTEMS

               The mathematical models used by Sunrise's programs are technical systems, generating trading signals on the basis of statistical research into past market prices. Sunrise does not attempt to predict or forecast changes in price through fundamental economic analysis. The trading methodologies employed by Sunrise are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques, which are quantitative and proprietary in nature.

               As a trend-following advisor, Sunrise's objective is to participate in major price trends--sustained price movements either up or down. Such price trends may be relatively infrequent. Some trend-following advisors have anticipated that over half of their positions will be unprofitable. Their strategy is based on making sufficiently large profits from the trends which they identify and follow to generate overall profits despite the more numerous but, hopefully, smaller losses incurred on the majority of their positions.

               THE MARKETS TRADED BY SUNRISE FOR THE PARTNERSHIP

               The Partnership trades on a variety of United States and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. The Partnership's entire off-exchange trading takes place substantially in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Partnership does not deposit margin with respect to its positions. Spot and forward currency contracts currently are the only non-exchange traded instruments held by the Partnership.

               To date, approximately 20% to 30% of the Partnership's trades by volume have been in forward currency contracts, but from time to time the percentage of the Partnership's trading represented by forward currency trades may fall substantially outside this range. Because the Partnership need not deposit any margin with Merrill Lynch in respect of the Partnership's forward trading, the Partnership's additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through Merrill Lynch would not, in the event of its bankruptcy, be able to pay to Merrill Lynch for the account of the Partnership.

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets, although generally the bulk of the Partnership's trading takes place on regulated exchanges.

               The Partnership's financial statements contain information relating to the types of markets traded by the Partnership. There can, however, be no assurance as to which markets the Partnership may trade or in which markets the Partnership's trading may be concentrated at any one time or over time.

USE OF PROCEEDS AND CASH MANAGEMENT INCOME

               SUBSCRIPTION PROCEEDS

               The Partnership's cash is used as security for and to pay the Partnership's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Sunrise to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "Available Assets".

               MARKET SECTORS

               In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly diversified portfolio of futures and forward markets. Interest currently included in the Expanded Diversified Program are: currencies (majors, minors, & crossrates), metals (gold, silver, copper, aluminum, nickel, and zinc), indices (S&P 500, DAX, and Nikkei 225), interest rates, (T-bonds, T-Notes, Eurodollars, Euro-Bund, three-month Euro Futures, Euro BOBL, Japanese Government Bond, Euroyen, 90-day Australian Bank Accepted Bill ("Aussie Bill") and three-month Canadian Bankers' Acceptance Note), energy (crude oil and natural gas) and agriculturals (soybeans, soymeal, corn, wheat, coffee and sugar and cotton).

               MARKET TYPES

               The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

               Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets - U.S. and non-U.S. regulated and non-regulated differ substantially from time to time, as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets.

               CUSTODY OF ASSETS.

               All of the Partnership's assets are currently held in CFTC-regulated customer accounts at MLPF&S.

               AVAILABLE ASSETS

               The Partnership earns income, as described below, on its "Available Assets", which can be generally described as the cash actually held by the Partnership. Available Assets are held primarily in U.S. dollars and are comprised of the Partnership's cash balances held in the offset accounts (as described below) - which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership's account on a daily basis; the Partnership's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include and the Partnership does not earn interest income on the Partnership's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

               The Partnership's Available Assets may be greater than, less than or equal to the Partnership's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

               INTEREST EARNED ON THE PARTNERSHIP'S U.S. DOLLAR AVAILABLE ASSETS

               The Partnership's U.S. dollar Available Assets are held in cash in offset accounts.

               Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

               MLPF&S credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Partnership receives all the interest paid on the short-term Treasury bills in which it invests.

               The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch at any time. If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Partnership's U.S. dollar Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership but MLAI LLC would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

               The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch - net of the interest credits paid to the Partnership and the fee paid to the offset banks - from the offset accounts have not exceeded 0.75% per annum of the Partnership's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI LLC, respectively.

               INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S NON-U.S. DOLLAR AVAILABLE ASSETS

               Under the single currency margining system implemented for the Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLPF&S provides the necessary margin, permitting the Partnership to retain the monies which would otherwise be required for such margin as part of the Partnership's U.S. dollar Available Assets. The Partnership does not earn interest on foreign margin deposits provided by MLPF&S. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Partnership is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership. Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on such positions.

               The Partnership holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

               CHARGES

               The following table summarizes the charges incurred by the Partnership during 2003, 2002, and 2001.

                                   2003                           2002                             2001
                      ----------------------------------------------------------------------------------------------
                                       % OF AVERAGE                   % OF AVERAGE                      % OF AVERAGE
                          DOLLAR        MONTH-END        DOLLAR        MONTH-END          DOLLAR         MONTH-END
     CHARGES              AMOUNT        NET ASSETS       AMOUNT        NET ASSETS         AMOUNT         NET ASSETS
--------------------------------------------------------------------------------------------------------------------
Brokerage Commissions $  10,533,803      5.83%        $  4,012,892        5.84%        $  2,033,742         5.85%
Administrative Fees         622,464      0.34%             182,404        0.27%              92,442         0.27%
Profit Shares             8,416,558      4.66%           2,508,724        3.65%             779,623         2.24%
                      ----------------------------------------------------------------------------------------------
Total                 $  19,572,825     10.83%        $  6,704,020        9.76%        $  2,905,807         8.36%
                      ==============================================================================================

                            -------------------------

               The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar assets maintained at MLPF&S.

               Each Unit is subject to the same charges. The Partnership's average month-end Net Assets during 2003, 2002, and 2001 equaled $180,783,609, $68,702,933 and $34,771,639, respectively.

               During 2003, 2002, and 2001, the Partnership earned $1,831,533, $1,124,469, and $1,157,629 in interest income, or approximately 1.02%, 1.64%, and 3.33% of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT            NATURE OF PAYMENT                    AMOUNT OF PAYMENT
---------            -----------------                    -----------------
MLPF&S               Brokerage Commissions                A flat-rate monthly brokerage commission of 0.458 of
                                                          1%(a 5.5% annual rate) of the Partnership's month-end
                                                          assets (including the monthly interest credit and before
                                                          reduction for accrued month-end redemptions,
                                                          distributions, brokerage commissions, administrative
                                                          fees or Profit Shares, in each case as of the end of the
                                                          month of determination). Such commissions cover
                                                          Sunrise's monthly consulting fee as well as all floor
                                                          brokerage and exchange, clearing and National Futures
                                                          Association ("NFA") fees incurred in the Partnership's
                                                          trading.

                                                          During 2003, 2002 and 2001, the round-turn (each
                                                          purchase and sale or sale and purchase of a single
                                                          futures contract) equivalent rate of the Partnership's
                                                          flat-rate Brokerage Commissions was approximately $265,
                                                          $193 and $209.

MLPF&S               Use of Partnership assets            Merrill Lynch may derive an economic benefit from the
                                                          deposit of certain of the Partnership's U.S. dollar
                                                          assets in accounts maintained at MLPF&S.

MLAI LLC             Administrative Fees                  A flat-rate monthly charge of 0.021 of 1%( 0.25% annual
                                                          rate) of the Partnership's month-end assets (including
                                                          the monthly interest credit and before reduction for
                                                          accrued month-end redemptions, distributions, brokerage
                                                          commissions, administrative fees or Profit Shares, in
                                                          each case as of the end of the month of determination).
                                                          Additionally, the Partnership reimburses MLAI LLC the
                                                          actual cost of the State of New Jersey annual filing fee
                                                          assessed at $150 per partner with a maximum of
                                                          $250,000 per year. The administrative fees cover the
                                                          Partnership's routine administrative expenses and MLAI
                                                          LLC will absorb any administrative costs incurred during
                                                          any calendar year in excess of the foregoing amount.

Merrill Lynch        Bid-ask spreads                      Bid-ask spreads on forward and related trades.
International
Bank ("MLIB")
(or an
affiliate);
Other
counterparties

MLIB (or an          EFP differentials                    Certain of the Partnership's currency trades may be
affiliate);                                               executed in the form of "exchange of futures for
Other                                                     physical" transactions, in which a counterparty (which
counterparties                                            may be MLIB or an affiliate) receives an additional
                                                          "differential" spread for exchanging the Partnership's
                                                          cash currency positions for equivalent futures
                                                          positions.

Sunrise              Annual profit shares                 23% of any New Trading Profits generated by the
                                                          Partnership as a whole, excluding interest income and
                                                          after reduction for a portion of the Brokerage
                                                          Commissions, as of the end of each calendar year.

Sunrise              Consulting Fees                      MLPF&S pays Sunrise monthly Consulting Fees of 0.083 of
                                                          1% of the Partnership's month-end assets (a 1% annual
                                                          rate), after reduction for a portion of the Brokerage
                                                          Commissions.

MLPF&S;              Reimbursement of delivery,           Actual payments to third parties, which are expected to
 Others              insurance, storage and any other     be negligible.
                     extraordinary charges; taxes (if
                     any)

MLPF&S;              Extraordinary expenses               Actual costs incurred; none paid to date.
 Others

               REGULATION

               MLAI LLC, the Advisor and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the NFA. Other than in respect of the registration requirements pertaining to the Partnership's securities under section 12(g) of the Securities Exchange Act of 1934, the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLAI LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

               (i) through (xii) -- not applicable.

               (xiii) The Partnership has no employees.

        (d)    FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

               The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries.

               The Partnership trades on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2: PROPERTIES

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's offices are the offices of MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Partnership from MLAI LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

               Neither the Partnership nor MLAI LLC has ever been the subject of any material litigation. Merrill Lynch, a partner of MLIM, which is the sole member of MLAI LLC, and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI LLC or the Partnership.

               MLAI LLC nor the Partnership itself has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)    MARKET INFORMATION:

               There is no established public trading market for the Units, and none is likely to develop. Limited Partners may redeem Units on ten days' written notice to MLAI LLC as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

        (b)    HOLDERS:

               As of December 31, 2003, there were 2,485 holders of Units, including MLAI LLC.

        (c)    DIVIDENDS:

               MLAI LLC has not made and does not contemplate making, any distributions on the Units.

        (d)    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
               PLANS:

               Not applicable.

        Item 5(b)

               Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

               The following selected financial data has been derived from the unaudited financial statements of the Partnership.

                                   FOR THE YEAR       FOR THE YEAR         FOR THE YEAR       FOR THE YEAR        FOR THE YEAR
                                      ENDED               ENDED               ENDED              ENDED                ENDED
                                   DECEMBER 31,       DECEMBER 31,         DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
INCOME STATEMENT DATA                  2003               2002                 2001               2000                1999
-------------------------------------------------   -----------------   -----------------   -----------------   -----------------
Revenues:

Trading profit (loss)
     Realized                         $27,402,575          $5,392,704          $6,824,865           ($514,466)           $831,145
     Change in Unrealized              16,373,295           8,250,855          (2,048,558)          2,829,995            (184,167)
                                -----------------   -----------------   -----------------   -----------------   -----------------
        Total Trading Results          43,775,870          13,643,559           4,776,307           2,315,529             646,978
                                -----------------   -----------------   -----------------   -----------------   -----------------

Interest Income                         1,831,533           1,124,469           1,157,629           1,539,821             669,795
                                -----------------   -----------------   -----------------   -----------------   -----------------

     Total Revenues                    45,607,403          14,768,028           5,933,936           3,855,350           1,316,773
                                -----------------   -----------------   -----------------   -----------------   -----------------

Expenses:
     Brokerage Commissions             10,533,803           4,012,892           2,033,742           1,449,008             799,962
     Profit Shares                      8,416,558           2,508,724             779,623             381,807              23,357
     Administrative Fees                  622,464             182,404              92,442              65,864              36,362
                                -----------------   -----------------   -----------------   -----------------   -----------------
     Total Expenses                    19,572,825           6,704,020           2,905,807           1,896,679             859,681
                                -----------------   -----------------   -----------------   -----------------   -----------------
Net Income                      $      26,034,578   $       8,064,008   $       3,028,129   $       1,958,671   $         457,092
                                =================   =================   =================   =================   =================

BALANCE SHEET DATA              DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
-------------------------------------------------   -----------------   -----------------   -----------------   -----------------
Partnership Net Asset Value     $     270,488,591   $     105,744,139   $      50,409,668   $      26,006,133   $      22,999,434
Net Asset Value per Unit                  $224.63             $196.23             $177.38             $158.47             $145.22
                                =================   =================   =================   =================   =================

The following selected financial data has been derived from the audited financial statements of the Partnership:

--------------------------------------------------------------------------------
                   MONTH-END NET ASSET VALUE PER INITIAL UNIT
--------------------------------------------------------------------------------

          JAN.      FEB.       MAR.      APR.       MAY       JUNE      JULY      AUG.       SEPT.     OCT.       NOV.      DEC.
-----------------------------------------------------------------------------------------------------------------------------------
1999    $136.56   $142.87    $141.21   $146.68    $145.42   $148.75    $147.11   $147.28    $147.68   $148.82    $147.89   $145.22
-----------------------------------------------------------------------------------------------------------------------------------
2000    $149.88   $146.05    $144.18   $137.24    $135.93   $135.54    $135.89   $141.15    $139.29   $139.35    $148.00   $158.47
-----------------------------------------------------------------------------------------------------------------------------------
2001    $160.87   $167.13    $179.04   $169.51    $173.78   $171.48    $169.00   $172.42    $183.05   $193.22    $174.55   $177.38
-----------------------------------------------------------------------------------------------------------------------------------
2002    $172.84   $167.29    $167.42   $168.82    $175.76   $189.55    $192.20   $193.42    $203.57   $196.64    $187.30   $196.23
-----------------------------------------------------------------------------------------------------------------------------------
2003    $212.87   $221.65    $207.96   $208.62    $217.96   $209.68    $206.45   $206.34    $199.40   $210.45    $207.90   $224.63
-----------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1999, even though the Units were outstanding prior to such date.

                            ML SELECT FUTURES I L. P.
                                December 31, 2003

   TYPE OF POOL: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                        INCEPTION OF TRADING: April 1996
                      AGGREGATE SUBSCRIPTIONS: $258,622,064
                      CURRENT CAPITALIZATION: $270,488,591
                   WORST MONTHLY DRAWDOWN(2): (9.66)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (13.42)% (11/01-2/02)

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2003: $224.63

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN (4)
--------------------------------------------------------------------------------

     MONTH              2003       2002       2001       2000       1999
     ---------------------------------------------------------------------
     January             8.48%     (2.56)%     1.51%      3.21%      (0.67)%
     ---------------------------------------------------------------------
     February            4.12      (3.21)      3.89      (2.55)       4.62
     ---------------------------------------------------------------------
     March              (6.18)      0.07       7.13      (1.28)      (1.16)
     ---------------------------------------------------------------------
     April               0.31       0.84      (5.32)     (4.81)       3.87
     ---------------------------------------------------------------------
     May                 4.48       4.11       2.52      (0.95)      (0.86)
     ---------------------------------------------------------------------
     June               (3.80)      7.85      (1.32)     (0.29)       2.29
     ---------------------------------------------------------------------
     July               (1.54)      1.40      (1.45)      0.26       (1.10)
     ---------------------------------------------------------------------
     August             (0.05)      0.63       2.03       3.87        0.11
     ---------------------------------------------------------------------
     September          (3.36)      5.25       6.16      (1.31)       0.27
     ---------------------------------------------------------------------
     October             5.54      (3.40)      5.55       0.04       (3.29)
     ---------------------------------------------------------------------
     November           (1.21)     (4.75)     (9.66)      6.21        3.55
     ---------------------------------------------------------------------
     December            8.05       4.76       1.62       7.07       (1.80)
     ---------------------------------------------------------------------
     Compound Annual
     Rate of Return     14.47%     10.63%     11.93%      9.14%       5.63%
     ---------------------------------------------------------------------

               (1) Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1999 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1999 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATIONAL OVERVIEW

               This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

               Sunrise is unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

               While there can be no assurance that Sunrise will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

     RESULTS OF OPERATIONS

               GENERAL

               Sunrise has been the Partnership's sole advisor since July 1, 1998. Sunrise is a trend-following trader, whose program does not attempt to predict price movements. Sunrise has generally not relied on using fundamental economic supply or demand analyses nor macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, its program applies proprietary models to analyzing past market data, and from this data attempts to determine whether market prices are trending. As a technical trader, Sunrise bases its strategies on the theory that market prices reflect the collective judgement of numerous market participants and are, accordingly, an efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

               If Sunrise's models identify a trend, it signals positions, which follow the trend. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, Sunrise's program does not predict either the commencement or the end of a price movement. Rather, its objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

               There are many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which its program is, designed to identify, Sunrise may miss the trend altogether.

     PERFORMANCE SUMMARY

               This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

               Sunrise is unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

               While there can be no assurance that Sunrise will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

               2003

                                                      TOTAL TRADING
                                                         RESULTS
               Interest Rates                        $     (3,728,713)
               Stock Indices                                1,923,994
               Agricultural Commodities                     8,531,373
               Currencies                                  19,593,564
               Energy                                      (8,349,280)
               Metals                                      25,804,932
                                                     ----------------
                                                     $     43,775,870
                                                     ================

               The Partnership was profitable overall for the year with most of the gains experienced in the metals sector followed by the currencies sector. Losses were realized in the energy and interest rate sectors.

               Despite an unprofitable first half for the metal sector, it proved to be the most profitable sector for the year. Gold's rise to a six-year high in January had a positive influence on the month. This uptrend was reversed in February and March as market actions were driven by the course of the war with Iraq. The risks and potential impact on the global economy produced increased volatility, as headlines about the war became a main focus. Metal prices were stable and produced marginal profits in May. Unfortunately, May's gains could not offset unfavorable market conditions in June. Base metals drove most of the profits in the third quarter. The markets took direction from economic data and changing perceptions about the economy. Higher prices during the quarter triggered buy signals to build on the Partnership's positions. In October, nickel was the best performer in this sector as the price moved to new highs, while gold and silver moved in a choppy, sideways pattern. In November, the metals sector experienced a corrective phase and started to drift lower only to regain momentum at the end of the month after a series of economic news had signaled that the economy is improving even faster than expected. The upward trend in base metals accelerated in December with nickel and copper being the most profitable.

               The currency forward and futures trading had significant gains for the year. The Partnership started the year with short U.S. dollar positions versus other major currencies. The Partnership capitalized on the persistent rise in the value of these currencies against the U.S. dollar. Profits were also posted in long European currencies against the Japanese yen in January. Trading in currencies was not profitable in February and March. The anxiety about the war in Iraq contributed to choppy and narrow price ranges in most major currencies. Currencies produced large profits in May, as the U.S. dollar remained on the defensive throughout most of the quarter. The underlying factors driving the U.S. dollar lower were low U.S. interest rates, the increasing U.S. deficit and the Federal Reserve's use of the U.S. dollar as a tool to stabilize the U.S. economy. The U.S. dollar's downtrend was also supported by technical indicators, which further accelerated the pace of the U.S. dollar's decline. The biggest beneficiary of the U.S. dollar's slide was the Euro, which hit four-year highs against the U.S. dollar, the Japanese yen and the British pound. The strong downward trend in the U.S. dollar that dominated the market for 18 months came to a halt in June, reversing nearly half of the gains incurred in April and May, causing some short U.S. dollar positions to be liquidated. The currency sector was unprofitable in the third quarter. The sector was highly volatile resulting in difficult trading conditions. The U.S. dollar appreciated against most major currencies in July and August, resulting in losses for the Partnership. The U.S. dollar's weakness persisted into the last quarter, declining against most major and minor currencies. The U.S. dollar weakness against most major and minor currencies is largely a result of growing trade and budget deficits in the U.S. Also, U.S. dollar investments are becoming less attractive for foreign investors because the Federal Reserve has been keeping interest rates at very low levels.

               Agricultural commodities trading resulted in gains for the Partnership. Sugar prices, like commodities in general, continued their upward trend. During January, this trend accelerated thus producing significant profits. Soybeans also contributed to profits with prices moving sharply upward in the first quarter. Soybeans contributed to profits in April with prices moving sharply upward. The direction of the markets shifted in May in reaction to weather and supply reports. The worst performers in this sector were corn and cotton. Agricultural commodities trading generated the most profits for the Partnership for the third quarter. This sector was profitable due to long positions in soybeans, soybean meal and cotton. The soybean complex rallied on forecasts of cold weather across the Midwest. Tight supplies were also seen as supportive factors for the products. China's growing demand supported a rally that emerged in September and accelerated into October with soybean prices reaching their highest levels since 1995. November's corrective action in grain prices was large enough for our trading system to trigger partial liquidation of long positions, causing losses for the month. In December, grains recorded moderate losses for the month.

               Trading in stock indices posted gains for the year. January and February were relatively flat. Foreign stock indices were the only positive sector. Short positions in DAX and Nikkei produced small profits. During the second quarter, the largest losses came from short positions in stock index futures when equity markets staged a postwar recovery. Stock indices closed out July and August on the plus side but fell in September following the G-7 meeting. The G-7 finance ministers and central bankers called for more flexible exchange rates, which resulted in losses for the Partnership's long positions. Trading in stock market indices was profitable for October as prices pushed to new highs for the year in response to strong economic indicators. In December, positive economic data, stronger corporate profits and supportive monetary and fiscal policy created an overall upbeat outlook for the equity market.

               Losses were realized in interest rate trading. The continued rise in interest rate futures prices created a favorable trading environment in January and February. Price reversals as well as choppiness and volatility in March caused some losses and subsequently the Partnership's exposure was reduced in the market. The interest rate sector was profitable in April and May as market prices continued to rally to falling U.S. interest rates. In June, the interest rate markets reversed direction when the Federal Reserve announced the decision to lower interest rates by 25 basis points, which was less than anticipated. The market reflected disappointment with the Federal Reserve's action by selling debt futures. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. The U.S. bond market managed a timid recovery in August after making new lows in July. In September, the global economic rebound was the primary focus of the market. The U.S. continued to produce mixed economic data, which led some investors to question the strength of the recovery. The G-7 summit resulted in a call for more flexible exchange rates around the world. This announcement signaled to the world marketplace that a weaker U.S. dollar is important to strengthen the global economy. Interest rates moved up slightly, as the central banks worldwide continued to reiterate that low interest rates are necessary to sustain an economic recovery.

               Despite a good start, the energy sector provided the greatest losses for the Partnership. As Iraq-related events brought the possibility of war closer, petroleum products moved to new highs in the first quarter. Crude oil was the best performing market in this category. Cold weather conditions in the Northeast helped push prices to target levels causing a portion of the Partnership's position to be liquidated to protect profits from a downturn. As the trend reversed sharply in March, long positions in both markets were gradually liquidated. Volatility in the first quarter caused exposure in this market to be reduced. Crude oil was the best performer in June. Its price strengthened in response to declining inventories. Gains in July and August were offset by significant losses in September. Crude oil was the most significant contributor to September's negative results as the trend of falling prices reversed mid-month and moved against the Partnership's short positions. These positions were initiated during the first half of the month when the price of crude oil fell from a high of $31.40 on September 2 to a four month low of $26.65 on September 19. It was followed by a sharp upward move back to nearly the $30.00 level. The sudden price shift appeared to be triggered by OPEC's announcement about their impending production cuts. Crude oil was the biggest loser in October and was responsible for the largest loss in November. After terrorism worries receded, the market focused on OPEC's struggle to cut supplies and keep inventories from growing, which put downside pressure on oil prices. Energy prices rose in the first two weeks of December in reaction to cold weather forecasts, but became volatile during the second half of the month.

               2002

                                                   TOTAL TRADING
                                                      RESULTS
           Interest Rates                        $      9,018,593
           Stock Indices                                1,093,349
           Agricultural Commodities                      (895,059)
           Currencies                                   9,516,835
           Energy                                      (3,418,060)
           Metals                                      (1,672,099)
                                                 ----------------
                                                 $     13,643,559
                                                 ================

               During 2002, the Partnership had profits in the interest rate, currency and stock index markets, which outpaced losses in the agriculture, metals and energy sectors.

               The interest rate sector was profitable for the year, providing significant gains during the third quarter. As the yields on U.S. interest rate futures declined, the Partnership was in a position to realize profits. Throughout the year, the interest rate markets rallied when disappointing economic news was announced.

               The currency markets were also significantly profitable during the year. In April, the U.S. dollar fell against all its major counterparts and generated losses for the long U.S. dollar positions. The Partnership reversed its bullish outlook at that point in the year as the currency moved lower. This positioned the Partnership to be able to capitalize on the economic conditions later in the year. By June, the U.S. dollar continued to decline, breaking through important technical levels. Worries regarding the U.S. corporate sector contributed to the U.S. dollar's weakness. During the third quarter, the currency sector, like other sectors was highly volatile, which limited the profitability of the Partnership. By December, tensions over Iraq and North Korea kept pressure on the already weak U.S. dollar and the Partnership was able to capitalize on the market condition once more.

               Trading the stock index markets was also profitable due to the declining stock market trends, particularly from May to September. While U.S. Treasury debt markets were hitting all time highs by mid-year, stocks were falling to new lows, for which the Partnership was prepared.

               The agricultural markets tended to be directionless for most of the year. The sector posted a moderate loss. Exposure to agricultural markets was light during the first quarter. Positions were focused on grains and soybeans, which were profitable in one month only to give back in the next.

               The metals sectors produced losses for the year. Liquidation pressures in both industrial and precious metals markets forced markets lower mid-year. The directionless metals markets created a difficult trading environment during the rest of the year.

               Energy markets brought the toughest challenge to the Partnership in 2002. The market experienced extreme volatility throughout the year, particularly due to uncertain situations in the Middle East and Iraq. The market environment was so volatile; in fact, that the trading programs completely reversed directions in October and again in December.

           2001

                                                  TOTAL TRADING
                                                     RESULTS
           Interest Rates                        $      2,810,418
           Stock Indices                                1,421,924
           Agricultural Commodities                        53,074
           Currencies                                     218,623
           Energy                                         586,560
           Metals                                        (314,292)
                                                 ----------------
                                                 $      4,776,307
                                                 ================

               The Partnership was profitable overall for the year. All sectors except the metals sector provided gains for the Partnership.

               Trading in the interest rates markets was the most profitable sector for the Partnership. Eurodollar futures contracts rose dramatically early in the year as the U. S. economy weakened and the Federal Reserve cut interest rates. The announcement by the U.S. Treasury in October to cease issuing 30-year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve. The global fixed income market rally fizzled in November, returning to pre-September 11 levels.

               Stock index trading was also profitable. Short positions in the S&P 500 and German DAX indices produced gains as corporate earnings were poor and the global economic slump was expected to worsen as a result of the September 11 attacks. By year end, positive reports on the U.S. economy and growing optimism for a brighter 2002 caused stock markets to rally, returning some of the profits realized on short positions.

               Gains were realized in the energy markets. Natural gas prices pulled back in January on low inventories and stagnant production. The sector as a whole faced downside pressure from the slowing global economy and OPEC's decision to leave production levels unchanged. Oil prices sank, as traders feared the September 11 attacks would cripple the airline industry. The Partnership was positioned for this and was most profitable in this sector during October and November. By December, OPEC and non-OPEC countries agreed to limit production, causing a sharp reversal in the year long downward trend, resulting in losses in short positions, returning some of the profits.

               Currency trading was profitable. The Euro fell from a high near 96 cents in the first quarter back to the 90-cent level, causing losses in long positions. The weakening of the Euro and Japanese yen displayed how the world economy was not immune to the economic slowdown of the U.S. The Partnership short positions in Japanese yen profited substantially from this and outweighed losses in Euro positions.

               Trading in the agricultural commodities sector was slightly profitable. Gains were realized early in the year on short cotton positions as the market sank to a 15-year low on poor demand and a possible planting increase. Grain prices, particularly wheat, rose in July on concerns that hot and dry weather would cause lower 2001 production. Gains in cotton and wheat were mostly offset by losses in corn, sugar and soybeans.

               Metals trading resulted in losses for the Partnership. Demand restraints and a lack of momentum were the overall theme for the year. Weakness in the Euro, a significant decline in the Australian dollar and producer and central bank selling sent gold prices lower. Losses were incurred in both base and precious metals with the exception of zinc and copper.

VARIABLES AFFECTING PERFORMANCE

               The principal variables that determine the net performance of the Partnership are gross profitability and interest income.

               During all periods set forth above "Selected Financial Data", the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

               The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total)are the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

               Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

               Except in unusual circumstances, factors, regulatory approvals, cost of goods sold, employee relations and the like, which often materially affect an operating business have virtually no impact on the Partnership.

     LIQUIDITY; CAPITAL RESOURCES

               The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

               Substantially all of the Partnership's assets are held in cash. The Net Asset Value of the Partnership's cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

               Because substantially all of the Partnership's assets are held in cash, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

        (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

               The Partnership is a speculative commodity pool. The market sensitive instruments held by it are required for speculative trading purposes and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

               Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

               The Partnership, under the direction of Sunrise, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

               Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Quantifying The Partnership's Trading Value At Risk

               Quantitative Forward-Looking Statements

               The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statement" within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27Aof the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

               The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

               Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

               In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

               100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

               The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years. During the fiscal year 2003, the Partnership's average capitalization was approximately $180,783,609. During the fiscal year 2002, the Partnership's average capitalization was approximately $68,702,933.

                                DECEMBER 31, 2003

                                        AVERAGE               % OF AVERAGE           HIGHEST VALUE          LOWEST VALUE
MARKET SECTOR                       VALUE AT RISK            CAPITALIZATION             AT RISK               AT RISK
-------------------------         ------------------     ----------------------   ------------------     -----------------
Currencies                        $        3,974,218                      2.20%   $       12,177,745     $         559,172
Metals                                     1,404,051                      0.78%            4,633,025               150,015
Stock Indices                                698,898                      0.39%            1,872,924                59,918
Interest Rates                            10,099,404                      5.58%           15,632,874             5,055,108
Energy                                       469,649                      0.26%            1,580,329                     -
Agricultural Commodities                     527,144                      0.29%            1,377,949                     -
                                  ------------------     ----------------------   ------------------     -----------------

TOTAL                             $       17,173,364                      9.50%   $       37,274,846     $       5,824,213
                                  ==================     ======================   ==================     ==================

                                DECEMBER 31, 2002

                                        AVERAGE               % OF AVERAGE           HIGHEST VALUE          LOWEST VALUE
MARKET SECTOR                       VALUE AT RISK            CAPITALIZATION             AT RISK               AT RISK
--------------------------        ------------------     ----------------------   ------------------     -----------------
Currencies                        $        1,425,768                      2.08%   $        4,440,184     $          55,029
Metals                                       216,388                      0.31%              438,946                22,050
Stock Indices                                 62,374                      0.09%              113,084                     -
Interest Rates                             4,920,233                      7.16%           10,223,114               777,871
Energy                                       282,027                      0.41%              646,931                37,600
Agricultural Commodities                     224,768                      0.33%              384,759                51,273
                                  -------------------    ----------------------   ------------------     -----------------

TOTAL                             $        7,131,558                     10.38%   $       16,247,018     $         943,823
                                  ===================    ======================   ==================     =================

Material Limitations on Value at Risk as an Assessment of Market Risk

               The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- gives no indication of this "risk of ruin."

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

               The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

               The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI LLC and Sunrise for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

               The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

               INTEREST RATES.
               Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia. MLAI LLC anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

               CURRENCIES.
               The Partnership trades in a number of currencies. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. MLAI LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

               STOCK INDICES.
               The Partnership's primary equity exposure is to S&P 500 and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

               METALS.
               The Partnership's metals market exposure is to fluctuations in both the price of precious and non-precious metals.

               AGRICULTURAL COMMODITIES
               The Partnership's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership's agricultural commodities exposure as of December 31, 2003. However, it is anticipated that the Advisor will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

               ENERGY.
               The Partnership's primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

               The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

               FOREIGN CURRENCY BALANCES.
               The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros.

               U.S. DOLLAR CASH BALANCE.
               The Partnership holds U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

               MLAI LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Sunrise, calculating the Net Asset Value of the Partnership account managed by the Sunrise as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI
LLC may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Sunrise applies its own risk management policies to its trading. .

SUNRISE RISK MANAGEMENT

               Sunrise attempts to control risk through the utilization of proprietary risk management techniques, which are applied at all stages of the trading process. These techniques are designed to control all aspects of portfolio, market, and execution risk, with the stated goal of maintaining Sunrise's historical rates of returns without increased volatility.

               The basis for Sunrise's risk management system is its scientific approach and historical research. This process attempts to measure the correlation and performance characteristics associated with various weightings assigned to different markets and sectors. Sunrise allocates equity risk to each market and market sector in an effort to minimize the possibility that any one market or sector has a disproportionate influence on the portfolio. Overall, portfolio exposure, drawdown and recovery periods are carefully studied.

               Sunrise uses filters that attempt to avoid taking trades with poor risk/reward characteristics. In addition, once a trade is taken, an array of exit strategies are employed that attempt to protect open profits while exiting positions that fail to trend in the expected direction. Initial money stops are strictly followed and factors that would make it difficult to execute trades, such as reduced liquidity or extreme market developments, are also incorporated in the trading decision and risk management processes.

               Other risk factors such as foreign currency risk when trading in non-U.S. markets, custodian risk, and counterparty risk when trading in the over-the counter markets are taken into account and play an important part of Sunrise's overall risk management process. Sunrise uses only counterparties and brokers to execute trades that it and the market generally perceive as creditworthy. The majority of trades are done with institutions with which Sunrise has long-term relationships.

NON-TRADING RISK

               The Partnership controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

               The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI LLC does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   SELECT FUTURES LP

Net Income by Quarter
Eight Quarters through December 31, 2003

                                FOURTH         THIRD           SECOND         FIRST          FOURTH          THIRD
                                QUARTER       QUARTER         QUARTER        QUARTER        QUARTER         QUARTER
                                 2003          2003             2003           2003           2002            2002
                              -----------   ------------    -----------    -----------    ------------    -----------
Total Income (Loss)           $41,660,599   $ (9,644,281)   $ 4,050,503    $ 9,540,582    $ (1,630,075)   $ 8,411,620
Total Expenses                 12,226,988        633,071      2,949,878      3,762,888         696,053      2,828,569
                              ----------------------------------------------------------------------------------------
Net Income (Loss)             $29,433,611   $(10,277,352)   $ 1,100,625    $ 5,777,694    $ (2,326,128)   $ 5,583,051
                              ========================================================================================

Net Income (Loss) per Unit    $     25.34   $     (10.46)   $      1.37    $      9.41    $      (4.94)   $     14.31

                                SECOND         FIRST
                                QUARTER       QUARTER
                                 2002           2002
                              ------------  ------------
Total Income (Loss)           $ 10,351,034  $ (2,364,551)
Total Expenses                   2,391,771       787,627
                              ---------------------------
Net Income (Loss)             $  7,959,263  $ (3,152,178)
                              ===========================

Net Income (Loss) per Unit    $      22.33  $      (9.78)

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI LLC promoted the Partnership and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

ITEM 9A: CONTROLS AND PROCEDURES

               Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI LLC. Trading decisions are made by Sunrise on behalf of the Partnership.

               The managers and executive officers of MLAI LLC and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN    Chief Executive Officer, President and Manager

STEVEN B. OLGIN       Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO   Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR    Manager

               Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI LLC. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

               Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

               Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

               Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

               As of December 31, 2003, the principals of MLAI LLC had no investment in the Partnership, and MLAI LLC's general partner interest in the Partnership was valued at $2,538,287.

               MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH

Strategic Allocation Fund L.P. and the Partnership. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as Merrill Lynch Alternative Strategies LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

        (c)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

        (d)    FAMILY RELATIONSHIPS:

               None.

        (e)    BUSINESS EXPERIENCE:

               See Item 10(a) and (b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

        (g)    PROMOTERS AND CONTROL PERSONS:

               Not applicable.

CODE OF ETHICS:

               The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLAI LLC's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

ITEM 11: EXECUTIVE COMPENSATION

               The managers and officers of MLAI LLC are remunerated by MLAI LLC in their respective positions. The Partnership does not itself have any officers, managers or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI LLC and Administrative Fees to MLAI LLC. MLAI LLC or its affiliates may also receive certain economic benefits from possession of the Partnership's U.S. dollar assets. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLAI LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                           AMOUNT OF NATURE OF           PERCENT OF
TITLE OF CLASS              NAME OF BENEFICIAL OWNER       BENEFICIAL ONWERSHIP             CLASS
----------------------      ------------------------       --------------------          ----------
Limited Partners Units      Daniel E. Koshland Jr.            64,068 Units                  5.32%
                            P.O. Box 7310
                            Menlo Park, CA 94026

        (b)    SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2003, MLAI LLC owned 11,300 Unit-equivalent general partnership interests, which constituted 0.93% of the total Units outstanding, the principals of MLAI LLC did not own any Units, and the Advisor did not own any Units.

        (c)    CHANGES IN CONTROL:
               None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a)    TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

               All of the service providers to the Partnership, other than Sunrise, are affiliates of Merrill Lynch. Merrill Lynch negotiated with Sunrise over the level of its advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arms-length bargaining.

               The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLAI LLC is the beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI LLC controls the management of the Partnership and serves as its promoter. Although MLAI LLC has not sold any assets, directly or indirectly, to the Partnership, MLAI LLC makes substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLAI LLC or any of its principals and the Partnership.

               MLAI LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)    CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLAI LLC, acts as the principal commodity broker for the Partnership.

               In 2003, the Partnership expensed: (i) Brokerage Commissions of $10,533,803 to MLPF&S, which included $1,907,656 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $622,464 to MLAI LLC. In addition, MLAI LLC and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI LLC affiliates and the Partnership.

        (c)    INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans, to management or otherwise.

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEE AND SERVICES

        (a)    AUDIT FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2003 were $32,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $21,527.

        (b)    AUDIT-RELATED FEES

               There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

        (c)    TAX FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $28,000.

               Aggregate fees billed for these services for the year ended December 31, 2002 were $28,000.

        (d)    ALL OTHER FEES

               No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

               Neither the Partnership nor MLAI LLC has an audit committee to preapprove principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer preapprove all billings prior to the commencement of the performance of such services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

                                                                                                   PAGE:
                                                                                                   -----

               Independent Auditors' Report                                                            1

               Consolidated Statements of Financial Condition as of December 31, 2003 and 2002         2

               For the years ended December 31, 2003, 2002 and 2001:
                        Consolidated Statements of Operations                                          3
                        Consolidated Statements of Changes in Partners' Capital                        4

               Consolidated Financial Data Highlights for the year ended December 31, 2003             5

               Notes to Consolidated Financial Statements                                           6-11

        (a) 2.8(d) FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

        (a) 3. EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION         DESCRIPTION
-----------         -----------
3.01                Amended and Restated Certificate of Limited Partnership of
                    the Registrant.

EXHIBIT 3.01: Is incorporated herein by reference from Exhibit 3.01 contained in Amendment No. 1 to the Registration Statement
                    (File No. 000-50269) filed on April 30, 2003, on Form 10 under the Securities Act of 1933 (the "Registrant's
                    Registration Statement").

3.02                ML Select Futures I L.P. Sixth Amendment and Restated
                    Limited Partnership Agreement.

EXHIBIT 3.02 Is incorporated by reference from Exhibit 3.02(a) contained in the Registrant's Registration Statement

10.01               Subscription Agreement

EXHIBIT 10.01: Is incorporated by reference from Exhibit 10.01 contained in the Registrant's Registration Statement

10.03               Customer Agreement between ML Chesapeake L.P. and Merrill
                    Lynch Futures Inc.

EXHIBIT 10.03:      Is incorporated hereby by reference from Exhibit
                    10.03 contained in the Registrant's Registration Statement.

10.04               Consulting Agreement between Merrill Lynch Futures Inc. and
                    Sunrise Capital Partners, LLC.

EXHIBIT 10.04:      Is incorporated hereby by reference from Exhibit
                    10.04 contained in the Registrant's Registration Statement.

10.05               Selling Agreement among ML Chesapeake L.P., Merrill Lynch
                    Investment Partners Inc., Merrill Lynch Futures Inc.,
                    Merrill Lynch, Pierce, Fenner & Smith Incorporated and
                    Chesapeake Capital Corporation.

EXHIBIT 10.05:      Is incorporated hereby by reference from Exhibit
                    10.05 contained in the Registrant's Registration Statement.

13.01               2003 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:      Is filed herewith.

31.01 and 31.02     Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:          Are filed herewith.

32.01 and 32.02     Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:          Are filed herewith.

        (b)    REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ML SELECT FUTURES I L.P.

                              By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                                   General Partner

                              By: /s/Robert M. Alderman
                                  ---------------------
                              Robert M. Alderman
                              Chief Executive Officer, President and Manager (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                  TITLE                                                      DATE
---------                  -----                                                      ----
/s/Robert M. Alderman      Chief Executive Officer, President and Manager             March 30, 2004
--------------------       (Principal Executive Officer)
Robert M. Alderman

/s/Steven B. Olgin         Vice President, Chief Operating Officer and Manager        March 30, 2004
------------------
Steven B. Olgin

/s/Michael L. Pungello     Vice President, Chief Financial Officer and Treasurer      March 30, 2004
----------------------     (Principal Financial and Accounting Officer)
Michael L. Pungello

/s/Jeffrey F. Chandor      Manager                                                    March 30, 2004
---------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant                                                         March 30, 2004

By: /s/Robert M. Alderman
    ---------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                      ML SELECT FUTURES LIMITED PARTNERSHIP

                                 2003 FORM 10-K

                                INDEX TO EXHIBITS

                      EXHIBIT
                      -------
Exhibit 13.01         2003 Annual Report and Independent Auditors' Report

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-K of ML Select Futures I L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1. I have reviewed this report on Form 10-K of ML Select Futures I L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION


In connection with this annual report of ML Select Futures I L. P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I L.P.


Date: March 30, 2004

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION


In connection with this annual report of ML Select Futures I L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I L.P.


Date: March 30, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)