Form 10-Q
period 2004-03-31
ML SELECT FUTURES I LP
filed 2004-05-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number 0-05269

                            ML SELECT FUTURES I L.P.
                            ------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                         13-3879393
----------------------------                   ----------------------------
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

                                  609-282-6996
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                           MARCH 31,
                                                                             2004         DECEMBER 31,
                                                                          (UNAUDITED)        2003
                                                                        --------------  --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                              $  357,198,085  $  256,976,089
  Net unrealized profit on open contracts                                   21,290,852      25,529,166
Accrued interest                                                               284,715         190,682
Subscriptions receivable                                                       614,774           6,199
                                                                        --------------  --------------

            TOTAL                                                       $  379,388,426  $  282,702,136
                                                                        ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                                 $   10,104,448  $    8,416,558
  Brokerage commissions payable                                              1,738,862       1,295,718
  Administrative fees payable                                                  101,767         109,409
  Redemptions payable                                                          835,643       2,391,860
                                                                        --------------  --------------

          Total liabilities                                                 12,780,720      12,213,545
                                                                        --------------  --------------

PARTNERS' CAPITAL:
 General Partner (15,488 and 11,300 Units)                                   3,845,058       2,538,287
 Limited Partners (1,461,209 and 1,192,856 Units)                          362,762,648     267,950,304
                                                                        --------------  --------------

          Total partners' capital                                          366,607,706     270,488,591
                                                                        --------------  --------------

            TOTAL                                                       $  379,388,426  $  282,702,136
                                                                        ==============  ==============

NET ASSET VALUE PER UNIT

  (Based on 1,476,697 and 1,204,156 Units outstanding)                  $       248.26  $       224.63
                                                                        ==============  ==============

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                        FOR THE THREE   FOR THE THREE
                                                                         MONTHS ENDED    MONTHS ENDED
                                                                          MARCH 31,       MARCH 31,
                                                                             2004            2003
                                                                        --------------  --------------
REVENUES:
  Trading profits (loss):
    Realized                                                            $   51,330,632  $   22,414,221
    Change in unrealized                                                    (4,238,314)    (13,227,599)
                                                                        --------------  --------------

      Total trading results                                                 47,092,318       9,186,622
                                                                        --------------  --------------

  Interest income                                                              713,178         353,960
                                                                        --------------  --------------

      Total revenues                                                        47,805,496       9,540,582
                                                                        --------------  --------------

EXPENSES:
  Profit shares                                                             10,104,448       1,821,753
  Brokerage commissions                                                      4,634,573       1,856,737
  Administrative fees                                                          312,838          84,397
                                                                        --------------  --------------

      Total expenses                                                        15,051,859       3,762,887
                                                                        --------------  --------------

NET INCOME                                                              $   32,753,637  $    5,777,695
                                                                        ==============  ==============

NET INCOME PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding                                     1,371,745         613,707
                                                                        ==============  ==============

  Net income per weighted
   average General Partner and
   Limited Partner Unit                                                 $        23.88  $         9.41
                                                                        ==============  ==============

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                         GENERAL          LIMITED
                                         UNITS           PARTNER          PARTNERS          TOTAL
                                     --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
  December 31, 2002                         538,887   $      829,064   $  104,915,075   $  105,744,139

Additions                                   126,698          300,000       26,608,487       26,908,487

Net Income                                        -           95,786        5,681,909        5,777,695

Redemptions                                  (3,817)               -         (806,852)        (806,852)
                                     --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  March 31, 2003                            661,768   $    1,224,850   $  136,398,619   $  137,623,469
                                     ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
  December 31, 2003                       1,204,156   $    2,538,287   $  267,950,304   $  270,488,591

Additions                                   279,399        1,065,087       63,949,859       65,014,946

Net Income                                        -          306,537       32,447,100       32,753,637

Redemptions                                  (6,858)         (64,853)      (1,584,615)      (1,649,468)
                                     --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  March 31, 2004                          1,476,697   $    3,845,058   $  362,762,648   $  366,607,706
                                     ==============   ==============   ==============   ==============

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of ML Select Futures I L.P. (the "Partnership") as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                               JAN        FEB        MAR
                            ---------  ---------  ---------
                      2003  $  212.87  $  221.65  $  207.96
                      2004  $  226.76  $  243.15  $  248.26

Performance Summary

January 1, 2004 to March 31, 2004

The Partnership experienced gains for the quarter. All sectors were profitable.

The agriculture sector provided the greatest gains for the Partnership. Early in the quarter, unusually tight grain inventory sent corn and bean prices to new contract highs. In March, grains rallied to new highs supported by growing global demand and a drastic reduction in grain inventories. Bean and corn prices hit their highest levels since 1988 and 1996, respectively.

The metals sector also had significant gains for the quarter. Despite the volatility in the market, copper and aluminum posted profits early in the quarter, due to tight supplies. In February, copper hit an eight-year high. Base metals, with the exception of nickel, continued to rise driven by strong demand, U.S. dollar weakness and declining stocks. In March, both gold and silver extended their gains as demand continued to rise. Silver was the best performing market overall, with the price reaching a 17-year high of $8.30 an ounce.

The Partnership posted gains for the interest rate sector. The quarter began with volatility. In February, interest rate futures moved higher and generated profits. In March, the Partnership benefited from long interest rate futures. Both domestic and foreign interest rate positions posted solid gains.

Although the energy sector began with losses in January, it was profitable overall for the quarter. Crude oil contributed to losses for the month of January, as price movements were sensitive to weather and inventory related reports. Conversely, crude oil was the most profitable market in February, supported by an unusually high level of weather-related demand and tight U.S. inventories. In March, crude oil remained strong as May crude oil contracts reached a new contract high of $37.80 per barrel, but during the second half of the month prices dropped on expectations that the OPEC nations will have difficulties reducing output in the face of such high prices.

The currency forward and futures trading also had gains for the quarter. Currencies were the most profitable in January as the U.S. dollar moved up against all major and minor currencies, with the announcement from the Federal Reserve preparing the markets for a period of rising interest rates. In February, exceptional volatility characterized the currency markets. The U.S. dollar began to make an upside breakout and gained some ground. One of the factors pushing the U.S. dollar higher included speculation that the U.S. Federal Reserve would raise interest rates if the U.S. economy continues to improve. In March, market exposure was at very low levels and volatility indicators prevented trading in new positions in most major currencies against the U.S. dollar.

Trading in stock indices posted gains for the quarter. January was the most profitable month despite a volatile trading market.

January 1, 2003 to March 31, 2003

Overall the Partnership experienced gains for the quarter. All sectors were profitable except the metals sector.

The energy sector provided the greatest gains for the Partnership. As Iraq-related events brought the possibility of war closer, petroleum products moved to new highs. Crude oil was the best performing market in this category. The natural gas market also strengthened during the month. Cold weather conditions in the northeastern U.S. helped push prices to target levels causing a portion of the Partnership's position to be liquidated to protect profits from a downturn. As the trend reversed sharply in March, long positions in both markets were gradually liquidated.

The currency forward and futures trading had significant gains for the quarter. The Partnership started the year with short U.S. dollar positions versus other major currencies. The Partnership capitalized on the persistent rise in the value of these currencies against the U.S. dollar. Profits were also posted in long European currencies against the Japanese yen in January. Trading in currencies gave back profits in February and March. Short U.S. dollar positions were maintained and exposure in the currency sector was below average. The prolonged anxiety about the war was reflected in choppy and narrow price ranges in most major currencies.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months of fiscal 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ML SELECT FUTURES I L.P.


                               By: MERRILL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                       (General Partner)


Date: May 14, 2004             By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: May 14, 2004             By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-Q of ML Select Futures I L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2004
----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1. I have reviewed this report on Form 10-Q of ML Select Futures I L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION


In connection with this quarterly report of ML Select Futures I L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I L.P.


Date: May 14, 2004
-----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION


In connection with this quarterly report of ML Select Futures I L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I L.P.


Date: May 14, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)