Form 10-Q
period 2004-06-30
ML SELECT FUTURES I LP
filed 2004-08-13
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-05269

                             ML SELECT FUTURES I LP
                          (Exact Name of Registrant as
                            specified in its charter)

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

                                  609-282-6996
                   ------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                JUNE 30,
                                                                 2004          DECEMBER 31,
                                                              (UNAUDITED)         2003
                                                             -------------    -------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                   $ 482,912,708    $ 256,976,089
  Net unrealized profit (loss) on open contracts               (10,461,321)      25,529,166
Accrued interest                                                   500,923          190,682
Subscriptions receivable and other assets                          635,054            6,199
                                                             -------------    -------------

        TOTAL                                                $ 473,587,364    $ 282,702,136
                                                             =============    =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                      $           -    $   8,416,558
  Brokerage commissions payable                                  2,170,608        1,295,718
  Administrative fees payable                                      137,664          109,409
  Redemptions payable                                              781,550        2,391,860
                                                             -------------    -------------

      Total liabilities                                          3,089,822       12,213,545
                                                             -------------    -------------

PARTNERS' CAPITAL:
 General Partner (19,980 and 11,300 Units)                       4,555,299        2,538,287
 Limited Partners (2,043,658 and 1,192,856 Units)              465,942,243      267,950,304
                                                             -------------    -------------

      Total partners' capital                                  470,497,542      270,488,591
                                                             -------------    -------------

        TOTAL                                                $ 473,587,364    $ 282,702,136
                                                             =============    =============

NET ASSET VALUE PER UNIT

    (Based on 2,063,638 and 1,204,156 Units outstanding)     $      227.99    $      224.63
                                                             =============    =============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE    FOR THE THREE   FOR THE SIX      FOR THE SIX
                                                  MONTHS ENDED     MONTHS ENDED   MONTHS ENDED     MONTHS ENDED
                                                    JUNE 30,         JUNE 30,       JUNE 30,         JUNE 30,
                                                      2004             2003           2004             2003
                                                 -------------    -------------   -------------    -------------
REVENUES:
  Trading profits (loss):
    Realized                                     $ (10,334,322)   $   2,111,532   $  40,996,310    $  24,525,753
    Change in unrealized                           (31,752,173)       1,487,028     (35,990,487)     (11,740,571)
                                                 -------------    -------------   -------------    -------------

      Total trading results                        (42,086,495)       3,598,560       5,005,823       12,785,182
                                                 -------------    -------------   -------------    -------------

  Interest income                                    1,202,899          451,943       1,916,077          805,903
                                                 -------------    -------------   -------------    -------------

      Total revenues                               (40,883,596)       4,050,503       6,921,900       13,591,085
                                                 -------------    -------------   -------------    -------------

EXPENSES:
  Profit shares                                    (10,104,448)         453,161               -        2,274,914
  Brokerage commissions                              6,093,510        2,388,164      10,728,083        4,244,901
  Administrative fees                                  393,977          108,553         706,815          192,950
                                                 -------------    -------------   -------------    -------------

      Total expenses                                (3,616,961)       2,949,878      11,434,898        6,712,765
                                                 -------------    -------------   -------------    -------------

NET INCOME (LOSS)                                $ (37,266,635)   $   1,100,625   $  (4,512,998)   $   6,878,320
                                                 =============    =============   =============    =============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding            1,882,243          801,239       1,626,994          707,472
                                                 =============    =============   =============    =============

  Net income (loss) per weighted
  average Limited Partner and
  General Partner Unit                           $      (19.80)   $        1.37   $       (2.77)   $        9.72
                                                 =============    =============   =============    =============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                                     GENERAL         LIMITED
                                                     UNITS           PARTNER         PARTNERS          TOTAL
                                                 -------------    -------------   -------------    -------------
PARTNERS' CAPITAL,
  December 31, 2002                                    538,887    $     829,064   $ 104,915,075    $ 105,744,139
Additions                                              314,168          785,385      65,501,285       66,286,670
Net income                                                   -           59,844       6,818,476        6,878,320
Redemptions                                             (8,608)               -      (1,842,903)      (1,842,903)
                                                 -------------    -------------   -------------    -------------
PARTNERS' CAPITAL,
  June 30, 2003                                        844,447    $   1,674,293   $ 175,391,933    $ 177,066,226
                                                 =============    =============   =============    =============
PARTNERS' CAPITAL,
  December 31, 2003                                  1,204,156        2,538,287   $ 267,950,304    $ 270,488,591
Additions                                              882,732        2,163,009     207,843,780      210,006,789
Net loss                                                     -          (81,144)     (4,431,854)      (4,512,998)
Redemptions                                            (23,250)         (64,853)     (5,419,987)      (5,484,840)
                                                 -------------    -------------   -------------    -------------
PARTNERS' CAPITAL,
  June 30, 2004                                      2,063,638    $   4,555,299   $ 465,942,243    $ 470,497,542
                                                 =============    =============   =============    =============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

      Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC ("Sunrise"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.       FEB.       MAR.      APR.       MAY       JUN.
              --------   --------   --------  --------   --------  --------
       2003   $ 212.87   $ 221.65   $ 207.96  $ 208.62   $ 217.96  $ 209.68
       2004   $ 226.76   $ 243.15   $ 248.26  $ 237.31   $ 234.35  $ 227.99

Performance Summary

JANUARY 1, 2004 TO JUNE 30, 2004

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

April 1, 2004 to June 30, 2004

The Partnership experienced an overall loss for the second quarter. Energy was the only profitable sector.

The energy sector was the only profitable sector for the Partnership. Early in the quarter, crude oil was profitable due to strong demand combined with tight supplies. In May, the price of oil reached record highs on fears of supply-side disruptions in the Middle East. The quarter ended with negative returns, particularly in long crude oil, as the market lost its direction.

The agricultural commodities sector posted losses for the Partnership even though the beginning of the quarter generated profits on a short position in cotton. Volatile conditions in May prevented the Partnership from initiating any new positions and the market exposure was reduced to historically low levels. Even though the quarter ended with negative results the trading model proved to be effective in reducing the overall decline during the month by minimizing exposure to non-directional and erratic markets.

Trading in stock indices posted losses for the Partnership. However, June ended with foreign stock indices producing marginal profits for the Partnership but not enough to recover losses earlier in the quarter.

The currency sector posted losses for the Partnership. In April, the largest losses in the currency sector came from short U.S. dollar positions versus minor currency positions. Choppy trading in May was due to non-directional price movements in the market. The quarter ended with currency trading exposure close to a historic low for the month with few trading opportunities in the markets. However, profits were generated in Swiss franc and Japanese yen options positions.

The metals sector posted losses for the Partnership. News about a slowing Chinese economy and possible decline in global demand for commodities put down-ward pressure on commodity prices, especially metals.

The interest rate sector suffered the largest losses for the Partnership. In the beginning of the quarter the market focused on growing expectation of higher U.S. interest rates and began to prepare for the initial rate increase by the U.S. Federal Reserve. Expectations of rising interest rates sent the prices of long-term interest rate futures to their lowest levels in several months. In May, the market was looking for a clear indication on the interest rate front which resulted in choppy trading. Jobless claims and manufacturing data proved to be slightly worse than expected and thus had a much bigger impact on the market than the U.S. Federal Reserve's expected rate hike. The quarter ended with interest rate futures moving higher, which resulted in the liquidation of short positions.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the six months of fiscal 2004.

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


                                   ML SELECT FUTURES I LP


                              By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                      (General Partner)


Date: August 13, 2004         By  /s/ ROBERT M. ALDERMAN
                                  -----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager
                                  (Principal Executive Officer)


Date:  August 13, 2004        By  /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-Q of ML Select Futures I LP;

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


Date: August 13, 2004
---------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1. I have reviewed this report on Form 10-Q of ML Select Futures I LP;

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

Date: August 13, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended June 30, 2004 as filed with the Securities Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.


Date: August 13, 2004
-----------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this quarterly report of ML Select Futures I LP on Form 10-Q for the period ended June 30, 2004 as filed with the Securities Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Select Futures I LP.


Date: August 13, 2004
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)