Form 10-Q
period 2004-09-30
ML SELECT FUTURES I LP
filed 2004-11-15
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-05269

                             ML SELECT FUTURES I LP
                             ----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                   13-3879393
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                   -----------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 SEPTEMBER       DECEMBER 31,
                                                                    2004             2003
                                                                (UNAUDITED)
                                                               --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                     $  538,928,681   $  256,976,089
  Net unrealized profit on open contracts                           8,177,961       25,529,166
Accrued interest                                                      773,549          190,682
Other assets                                                          544,715            6,199
                                                               --------------   --------------

          TOTAL                                                $  548,424,906   $  282,702,136
                                                               ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                        $            -   $    8,416,558
  Brokerage commissions payable                                     2,513,613        1,295,718
  Administrative fees payable                                         153,255          109,409
  Redemptions payable                                                 879,595        2,391,860
                                                               --------------   --------------

        Total liabilities                                           3,546,463       12,213,545
                                                               --------------   --------------

PARTNERS' CAPITAL:
  General Partner (23,449 and 11,300 Units)                         5,042,962        2,538,287
  Limited Partners (2,510,131 and 1,192,856 Units)                539,835,481      267,950,304
                                                               --------------   --------------

        Total partners' capital                                   544,878,443      270,488,591
                                                               --------------   --------------
          TOTAL                                                $  548,424,906   $  282,702,136
                                                               ==============   ==============

NET ASSET VALUE PER UNIT

    (Based on 2,533,580 and 1,204,156 Units outstanding)       $       215.06   $       224.63
                                                               ==============   ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               FOR THE THREE     FOR THE THREE      FOR THE NINE      FOR THE NINE
                                                MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                    2004              2003              2004              2003
                                               --------------    --------------    --------------    --------------
REVENUES:
  Trading profits (loss):
    Realized                                   $  (44,708,418)   $  (12,671,815)   $   (3,712,108)   $   11,853,938
    Change in unrealized                           18,639,282         2,543,556       (17,351,205)       (9,197,015)
                                               --------------    --------------    --------------    --------------

      Total trading results                       (26,069,136)      (10,128,259)      (21,063,313)        2,656,923
                                               --------------    --------------    --------------    --------------

  Interest income                                   2,073,342           483,978         3,989,419         1,289,881
                                               --------------    --------------    --------------    --------------

      Total revenues                              (23,995,794)       (9,644,281)      (17,073,894)        3,946,804
                                               --------------    --------------    --------------    --------------

EXPENSES:
  Profit shares                                             -        (2,274,914)                -                 -
  Brokerage commissions                             7,376,150         2,781,551        18,104,233         7,026,452
  Administrative fees                                 452,280           126,434         1,159,095           319,384
                                               --------------    --------------    --------------    --------------

      Total expenses                                7,828,430           633,071        19,263,328         7,345,836
                                               --------------    --------------    --------------    --------------

NET LOSS                                       $  (31,824,224)   $  (10,277,352)   $  (36,337,222)   $   (3,399,032)
                                               ==============    ==============    ==============    ==============

NET LOSS PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding           2,455,116           982,495         1,903,034           799,149
                                               ==============    ==============    ==============    ==============

  Net loss per weighted
    average General Partner and
    Limited Partner Unit                       $       (12.96)   $       (10.46)   $       (19.09)   $        (4.25)
                                               ==============    ==============    ==============    ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

                                             GENERAL          LIMITED
                            UNITS            PARTNER          PARTNERS            TOTAL
                       ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  December 31, 2002            538,887   $       829,064   $   104,915,075   $   105,744,139

Additions                      513,473         1,160,419       106,572,160       107,732,579

Net loss                             -           (36,154)       (3,362,878)       (3,399,032)

Redemptions                    (14,307)                -        (3,086,899)       (3,086,899)
                       ---------------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2003         1,038,053   $     1,953,329   $   205,037,458   $   206,990,787
                       ===============   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2003          1,204,156   $     2,538,287   $   267,950,304   $   270,488,591

Additions                    1,369,076         2,910,196       316,837,351       319,747,547

Net loss                            --          (340,668)      (35,996,554)      (36,337,222)

Redemptions                    (39,652)          (64,853)       (8,955,620)       (9,020,473)
                       ---------------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2004         2,533,580   $     5,042,962   $   539,835,481   $   544,878,443
                       ===============   ===============   ===============   ===============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC ("Sunrise"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise itself.

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

     The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in Net Unrealized profit on open contracts on the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

               JAN         FEB         MAR         APR         MAY         JUN         JUL         AUG         SEP
     ----------------------------------------------------------------------------------------------------------------
     2003   $  212.87   $  221.65   $  207.96   $  208.62   $  217.96   $  209.68   $  206.45   $  206.34   $  199.40

     2004   $  226.76   $  243.15   $  248.26   $  237.31   $  234.35   $  227.99   $  223.83   $  214.07   $  215.06

Performance Summary

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

The interest rate sector suffered the largest losses for the Partnership. In the beginning of the quarter the market focused on growing expectation of higher U.S. interest rates and began to prepare for the initial rate increase by the U.S. Federal Reserve. Expectations of rising interest rates sent the prices of long-term interest rate futures to their lowest levels in several months. In May, the market was looking for a clear indication on the interest rate front, which resulted in choppy trading. Jobless claims and manufacturing data proved to be slightly worse than expected and thus had a much bigger impact on the market than the U.S. Federal Reserve's expected rate hike. The quarter ended with interest rate futures moving higher, which resulted in the liquidation of short positions.

July 1, 2004 to September 30, 2004

Overall the Partnership experienced a loss for the quarter. The energy and agricultural sectors posted gains while the metals, stock indices, interest rate, and currency sectors posted losses.

The energy sector posted gains throughout the quarter. July was dominated by crude oil, as oil prices reached new record highs. Higher prices were attributed mostly to growing demand, especially from Asia. In August, crude oil futures hit a 21-year high generating profits for long positions. The price dropped later in the month, which reduced the month-end performance in crude oil to marginal profits. In September, crude oil experienced the most dramatic price increase since the mid 1970's, as a result of rapidly growing demand in the developing world and ongoing geopolitical tensions. Hurricane disruptions also helped in pushing the market prices upward.

The agricultural market posted a net gain for the quarter despite losses mid-quarter. Short corn and cotton trades generated positive returns as corn continued its downward trend and cotton prices weakened. The agriculture market posted losses in August in a difficult trading environment but did not offset the positive returns for July and September.

The metals sector posted a loss for the quarter despite small gains being posted in the latter part of the quarter. Losses were posted in July, as trading volumes were low. In August, losses continued during a difficult trading environment with markets trading in extremely narrow ranges and the absence of any directional movement. In September, gains were posted as trading in metals was mixed. Zinc rallied against the Partnership's short positions reaching the highest price since June, causing losses for the month. The trend in copper also remained bullish and the price reached a six-month high.

Trading in stock indices posted losses for the Partnership due to thin trading conditions and direction-less markets.

The interest rate sector also posted losses throughout the quarter. In the latter part of the quarter, the U.S. Treasury markets showed high levels of volatility. Despite the 25 basis point increase in short-term interest rates by the U.S. Federal Reserve, the prices of 30-year Treasury Bonds and ten-year Notes rose to new highs sending long-term U.S. Treasury yields down.

The currency sector posted the largest losses for the quarter. The sector experienced extensive intra-month price fluctuations in July. Short U.S. dollar positions established at the beginning of the month were exited later when the U.S. currency reversed direction. The largest losses were posted in August. With questions over soft employment numbers, terror alerts, uncertainty about the U.S. election and high oil prices, the U.S. dollar initially weakened, then gained momentum against major European currencies later in the month. Currency cross rates produced the largest losses within this sector. In September, most markets continued their non-directional movements thus keeping the U.S. dollar range-bound against other major currencies.

JANUARY 1, 2003 TO SEPTEMBER 30, 2003

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI is a party.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the nine months of fiscal 2004.

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


                                          ML SELECT FUTURES I LP


                                     By: MERRILL LYNCH ALTERNATIVE
                                              INVESTMENTS LLC
                                             (General Partner)


Date: November 15, 2004              By /s/ ROBERT M. ALDERMAN
                                        ----------------------
                                        Robert M. Alderman
                                        Chief Executive Officer, President
                                        and Manager
                                        (Principal Executive Officer)


Date: November 15, 2004              By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and Accounting
                                         Officer)