Form 10-K
period 2004-12-31
ML SELECT FUTURES I LP
filed 2005-03-31
CIK 1100878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-50269

                            ML SELECT FUTURES I L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-3879393
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                  C/O MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2-G
                          PLAINSBORO, NEW JERSEY 08536
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                          Yes  / /      No   /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2005, limited partnership units with an aggregate value of $548,294,529 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm," the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item 8, and
Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

                            ML SELECT FUTURES I L. P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                                    PART I
Item 1.    Business                                                                                      1

Item 2.    Properties                                                                                    7

Item 3.    Legal Proceedings                                                                             7

Item 4.    Submission of Matters to a Vote of Security Holders                                           7

                                                    PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
           of Equity Securities                                                                          8

Item 6.    Selected Financial Data                                                                       9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations        11

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks                                  17

Item 8.    Financial Statements and Supplementary Data                                                  21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         21

Item 9A.   Controls and Procedures                                                                      21

Item 9B.   Other Information                                                                            22

                                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                                           23

Item 11.   Executive Compensation                                                                       24

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters                                                                          24

Item 13.   Certain Relationships and Related Transactions                                               25

Item 14.   Principal Accountant Fees and Services                                                       26

                                                    PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                   27

                                     PART I

ITEM 1:  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS:

          ML Select Futures I L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on August 4, 1995 under the name ML Chesapeake L.P. The Partnership began trading on April 16, 1996 and trades in the international futures and forward markets applying proprietary trading strategies under the direction of Sunrise Capital Partners, LLC ("Sunrise"). The Partnership's objective is to achieve, through speculative trading, substantial capital appreciation over time.

          Merrill Lynch Alternative Investments LLC ("MLAI"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker. As used herein, the capitalized term "MLAI" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

          The proceeds of the Partnership's units of limited partnership interest (the "Units") were initially allocated to the Partnership's initial trading adviser, Chesapeake Capital Corporation ("Chesapeake"). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership's sole trading advisor ("Advisor").

          As of December 31, 2004, the capitalization of the Partnership was $586,978,366, and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $234.41.

          The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $248.26 (March 31, 2004) and the lowest was $127.01 (July 31, 1998).

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

SUNRISE AND ITS EXPANDED DIVERSIFIED PROGRAM

          Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership's assets. In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei
225), currencies and their cross rates, and minor currency markets (collectively, "Commodity Interests"). Sunrise may trade these markets on any U.S. or non-U.S. exchange. Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests. As of December 31, 2004, Sunrise was managing approximately $2.5 billion (excluding "notional" funds) in the futures and forward markets.

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

          CUSTODY OF ASSETS

          All of the Partnership's assets are currently held in Commodity Futures Trading Commission ("CFTC") regulated customer accounts at MLPF&S.

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

          The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch at any time. If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Partnership's U.S. dollar Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership but MLAI would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch - net of the interest credits paid to the Partnership and the fee paid to the offset banks - from the offset accounts have not exceeded 0.75% per annum of the Partnership's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

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

          CHARGES

          The following table summarizes the charges incurred by the Partnership during 2004, 2003, and 2002.

                                   2004                          2003                          2002
                       ---------------------------------------------------------------------------------------
                                      % OF AVERAGE                  % OF AVERAGE                  % OF AVERAGE
                          DOLLAR        MONTH-END        DOLLAR       MONTH-END       DOLLAR        MONTH-END
     CHARGES              AMOUNT       NET ASSETS        AMOUNT      NET ASSETS       AMOUNT       NET ASSETS
--------------------------------------------------------------------------------------------------------------
Brokerage
Commissions            $ 26,151,018           5.77%  $ 10,533,803           5.83%  $  4,012,892           5.84%
Administrative Fees       1,641,858           0.36%       622,464           0.34%       182,404           0.27%
Profit Shares             4,731,366           1.04%     8,416,558           4.66%     2,508,724           3.65%
                       ---------------------------------------------------------------------------------------
Total                  $ 32,524,242           7.17%  $ 19,572,825          10.83%  $  6,704,020           9.76%
                       =======================================================================================

          The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar assets maintained at MLPF&S.

          Each Unit is subject to the same charges. The Partnership's average month-end Net Assets during 2004, 2003, and 2002 equaled $453,646,399, $180,783,609 and $68,702,933, respectively.

          During 2004, 2003, and 2002, the Partnership earned $6,875,902, $1,831,533, and $1,124,469 in interest income, or approximately 1.52%, 1.02%, and 1.64%, of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                  -----------------                  -----------------
MLPF&S                     Brokerage Commissions              A flat-rate monthly brokerage commission of 0.458 of
                                                              1% (a 5.5% annual rate) of the Partnership's
                                                              month-end assets (including the monthly interest
                                                              credit and before reduction for accrued month-end
                                                              redemptions, distributions, brokerage commissions,
                                                              administrative fees or Profit Shares, in each case as
                                                              of the end of the month of determination). Such
                                                              commissions cover Sunrise's monthly consulting fee as
                                                              well as all floor brokerage and exchange, clearing
                                                              and National Futures Association ("NFA") fees
                                                              incurred in the Partnership's trading.

                                                              During 2004, 2003 and 2002, the round-turn (each
                                                              purchase and sale or sale and purchase of a single
                                                              futures contract) equivalent rate of the
                                                              Partnership's flat-rate Brokerage Commissions was
                                                              approximately $318, $265 and $193.

MLPF&S                     Use of Partnership assets          Merrill Lynch may derive an economic benefit from
                                                              the deposit of certain of the Partnership's U.S.
                                                              dollar assets in accounts maintained at MLPF&S.

MLAI                       Administrative Fees                A flat-rate monthly charge of 0.021 of 1% (0.25%
                                                              annual rate) of the Partnership's month-end assets
                                                              (including the monthly interest credit and before
                                                              reduction for accrued month-end redemptions,
                                                              distributions, brokerage commissions, administrative
                                                              fees or Profit Shares, in each case as of the end of
                                                              the month of determination). Additionally, the
                                                              Partnership reimburses MLAI the actual cost of the
                                                              State of New Jersey annual filing fee assessed on a
                                                              per partner basis with a maximum of $250,000 per
                                                              year.  The administrative fees cover the
                                                              Partnership's routine administrative expenses and
                                                              MLAI will absorb any administrative costs incurred
                                                              during any calendar year in excess of the foregoing
                                                              amount.

Merrill Lynch              Bid-ask spreads                    Bid-ask spreads on forward and related trades.
International
Bank ("MLIB")
(or an affiliate);
Other
counterparties

MLIB (or an                EFP differentials                  Certain of the Partnership's currency trades may be
affiliate); Other                                             executed in the form of "exchange of futures for
counterparties                                                physical" transactions, in which a counterparty
                                                              (which may be MLIB or an affiliate) receives an
                                                              additional "differential" spread for exchanging the
                                                              Partnership's cash currency positions for equivalent
                                                              futures positions.

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

MLPF&S;                    Reimbursement of                   Actual payments to third parties, which are expected
 Others                    delivery, insurance,               to be negligible.
                           storage and any other
                           extraordinary charges;
                           taxes (if any)

MLPF&S;                    Extraordinary expenses             Actual costs incurred; none paid to date.
 Others

          REGULATION

          MLAI, the Advisor and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of the registration requirements pertaining to the Partnership's securities under Section 12(g) of the Securities Exchange Act of 1934, the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLAI itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

          The Partnership's administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI's offices.

ITEM 3: LEGAL PROCEEDINGS

          Neither the Partnership nor MLAI has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Partnership.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Item 5(a)

     (a)  MARKET INFORMATION:

          There is no established public trading market for the Units, and none is likely to develop. Limited Partners may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

     (b)  HOLDERS:

          As of December 31, 2004, there were 5,703 holders of Units, including MLAI.

     (c)  DIVIDENDS:

          MLAI has not made and does not contemplate making any distributions on the Units.

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

          Not applicable.

     Item 5(b)

          Not applicable.

     Item 5(c)

          Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

          The following selected financial data has been derived from the unaudited financial statements of the Partnership.

                                FOR THE YEAR       FOR THE YEAR      FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                   ENDED              ENDED             ENDED              ENDED              ENDED
                                DECEMBER 31,       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
STATEMENT OF INCOME                 2004               2003              2002               2001               2000
---------------------------------------------    ---------------    ---------------    ---------------    ---------------
TRADING REVENUES:

Trading profit (loss)
  Realized                    $    52,256,615    $    27,402,575    $     5,392,704    $     6,824,865    $      (514,466)
  Change in Unrealized            (14,070,731)        16,373,295          8,250,855         (2,048,558)         2,829,995
                              ---------------    ---------------    ---------------    ---------------    ---------------
    Total trading revenues         38,185,884         43,775,870         13,643,559          4,776,307          2,315,529
                              ---------------    ---------------    ---------------    ---------------    ---------------

INVESTMENT INCOME:
Interest                            6,875,902          1,831,533          1,124,469          1,157,629          1,539,821
                              ---------------    ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Brokerage Commissions            26,151,018         10,533,803          4,012,892          2,033,742          1,449,008
  Profit Shares                     4,731,366          8,416,558          2,508,724            779,623            381,807
  Administrative Fees               1,641,858            622,464            182,404             92,442             65,864
                              ---------------    ---------------    ---------------    ---------------    ---------------
  Total Expenses                   32,524,242         19,572,825          6,704,020          2,905,807          1,896,679
                              ---------------    ---------------    ---------------    ---------------    ---------------

NET INVESTMENT LOSS               (25,648,340)       (17,741,292)        (5,579,551)        (1,748,178)          (356,858)
                              ---------------    ---------------    ---------------    ---------------    ---------------

Net Income                    $    12,537,544    $    26,034,578    $     8,064,008    $     3,028,129    $     1,958,671
                              ===============    ===============    ===============    ===============    ===============

                                DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                  2004               2003               2002               2001               2000
---------------------------------------------    ---------------    ---------------    ---------------    ---------------
Partnership Net Asset Value   $   586,978,366    $   270,488,591    $   105,744,139    $    50,409,668    $    26,006,133
Net Asset Value Per Unit      $        234.41    $        224.63    $        196.23    $        177.38    $        158.47
                              ---------------    ---------------    ---------------    ---------------    ---------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                             MONTH-END NET ASSET VALUE PER INITIAL UNIT
------------------------------------------------------------------------------------------------------------------------------------
         JAN.      FEB.       MAR.       APR.       MAY       JUNE      JULY       AUG.       SEPT.      OCT.       NOV.      DEC.
------------------------------------------------------------------------------------------------------------------------------------
2000  $ 149.88  $ 146.05   $ 144.18   $ 137.24   $ 135.93  $ 135.54   $ 135.89   $ 141.15   $ 139.29   $ 139.35   $ 148.00  $ 158.47
2001  $ 160.87  $ 167.13   $ 179.04   $ 169.51   $ 173.78  $ 171.48   $ 169.00   $ 172.42   $ 183.05   $ 193.22   $ 174.55  $ 177.38
2002  $ 172.84  $ 167.29   $ 167.42   $ 168.82   $ 175.76  $ 189.55   $ 192.20   $ 193.42   $ 203.57   $ 196.64   $ 187.30  $ 196.23
2003  $ 212.87  $ 221.65   $ 207.96   $ 208.62   $ 217.96  $ 209.68   $ 206.45   $ 206.34   $ 199.40   $ 210.45   $ 207.90  $ 224.63
2004  $ 226.76  $ 243.15   $ 248.26   $ 237.31   $ 234.35  $ 227.99   $ 223.83   $ 214.07   $ 215.06   $ 222.39   $ 232.33  $ 234.41

Pursuant to CFTC policy, monthly performance is presented from January 1, 2000, even though the Units were outstanding prior to such date.

                            ML SELECT FUTURES I L. P.
                                DECEMBER 31, 2004

   TYPE OF POOL: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                        INCEPTION OF TRADING: April 1996
                     AGGREGATE SUBSCRIPTIONS: $579,036,781
                      CURRENT CAPITALIZATION: $586,978,366
                   WORST MONTHLY DRAWDOWN(2): (9.66)% (11/01)
            WORST PEAK-TO-VALLEY DRAWDOWN(3): (13.77)% (04/04-08/04)

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2004: $234.41

                          MONTHLY RATES OF RETURN
     ---------------------------------------------------------
     MONTH              2004     2003     2002    2001    2000
     ---------------------------------------------------------
     January            0.95%    8.48%   (2.56)%  1.51%   3.21%
     February           7.23     4.12    (3.21)   3.89   (2.55)
     March              2.10    (6.18)    0.07    7.13   (1.28)
     April             (4.41)    0.31     0.84   (5.32)  (4.81)
     May               (1.25)    4.48     4.11    2.52   (0.95)
     June              (2.71)   (3.80)    7.85   (1.32)  (0.29)
     July              (1.82)   (1.54)    1.40   (1.45)   0.26
     August            (4.36)   (0.05)    0.63    2.03    3.87
     September          0.46    (3.36)    5.25    6.16   (1.31)
     October            3.41     5.54    (3.40)   5.50    0.04
     November           4.47    (1.21)   (4.75)  (9.66)   6.21
     December           0.89     8.05     4.76    1.62    7.07

     Compound Annual
     Rate of Return     4.35%   14.47%   10.63%  11.93%   9.14%

          (1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2000 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2000 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          The Advisor is unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

          While there can be no assurance that the Advisor will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

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

          There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which its program is, designed to identify, Sunrise may miss the trend altogether.

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

          2004

                                       TOTAL TRADING
                                          RESULTS
           Interest Rates              $ (7,383,376)
           Stock Indices                  3,019,830
           Agricultural Commodities      18,636,462
           Currencies                    (5,746,930)
           Energy                        29,932,564
           Metals                          (272,666)
                                       ------------
                                       $ 38,185,884
                                       ============

          The Partnership was profitable overall for the year with gains experienced in the energy, agricultural commodities, and stock indices sectors. Losses were realized in the metals, currency and interest rate sectors.

          The energy sector was the most profitable for the Partnership. Small losses in January due to crude oil were offset by gains in the remaining part of the first quarter. This gain was supported by an unusually high level of weather-related demand and tight U.S. inventories. During the second quarter, the energy sector was the most profitable sector as crude oil prices reached new record highs. Higher prices were attributed mostly to growing demand. In the latter part of the second quarter, crude oil experienced the most dramatic price increase since the mid 1970's as a result of rapidly growing demand in the developing world and ongoing geopolitical tensions. Hurricane disruptions also helped in pushing the market prices upward. Crude oil continued its trend in the early part of the fourth quarter, reaching record highs with small losses posted in the remaining part of the quarter.

          The agricultural commodities sector posted solid gains despite losses in the second quarter. During the first quarter, the agricultural commodities sector provided the greatest gains for the Partnership. Early in the quarter, unusually tight grain inventory sent corn and bean prices to new contract highs. In March, grains rallied to new highs supported by growing global demand and a drastic reduction in grain inventories. Losses were posted during the second quarter. Volatile conditions in May prevented the Partnership from initiating any new positions and the market exposure was reduced to historically low levels. The agricultural market posted a net gain for the third quarter despite losses mid-quarter. Short corn and cotton trades generated positive returns as corn continued its downward trend and cotton prices weakened. Factors favored a trend towards higher coffee prices during the last part of the fourth quarter. The price of coffee surpassed one dollar a pound for the first time since July of 2000 as supplies to keep pace with demand.

          The stock indices sector posted gains for the Partnership. Trading in stock indices posted gains for the first quarter, with January being the most profitable month despite a volatile trading market. During the second quarter trading in stock indices posted losses for the Partnership; however June ended with foreign stock indices producing marginal profits for the Partnership but not enough to recover losses earlier in the quarter. In the third quarter, trading in stock indices posted losses due to thin trading conditions and direction-less markets. In the beginning of the fourth quarter, stock indices continued to trend upward on strong economic data and favorable earnings reports. In the latter part of the year, trading in the stock market indices was profitable as stocks rose to their highest levels for the year in response to positive economic news and earnings reports.

          The metals sector posted a loss for the year despite posting significant gains early in the year. During the first quarter, despite the volatility in the market, copper and aluminum posted profits early in the quarter, due to tight supplies. Base metals, with the exception of nickel, continued to rise driven by strong demand, U.S. dollar weakness and declining stocks. Silver was the best performing market overall. The metals sector posted losses for the Partnership in the second quarter. News about a slowing Chinese economy and possible decline in global demand for commodities put downward pressure on commodity prices, especially metals. In the third quarter, metals posted a loss despite small gains in the latter part of the quarter, primarily due to low trading volumes early in the quarter followed by a difficult trading environment with markets trading in extremely narrow ranges and the absence of any directional movement. Zinc rallied against the Partnership's short positions reaching the highest price since June, causing losses at the end of the quarter. During the fourth quarter positions in precious and industrial metals were profitable, with trading capitalizing on the rising prices of gold, silver, and zinc. In the latter part of the year the gaining trend continued as aluminum reached its highest level in nine years and the price of zinc rose to a five year high.

          The currency sector posted a loss overall for the Partnership. Currencies started the year as profitable followed by very volatile markets later in the first quarter which detracted from performance. Losses were posted for the sector in the second quarter. The largest losses came from short U.S. dollar positions versus minor currency positions. The second quarter ended with currency trading exposure close to a historic low for the month of June with few trading opportunities in the markets. The currency sector posted the largest losses for the third quarter, with the largest losses posted in August. With questions over soft employment numbers, terror alerts, uncertainty about the U.S. election and high oil prices, the U.S. dollar initially weakened, then gained momentum against major European currencies later in August. Currency cross rates produced the largest losses within this sector. Early in the fourth quarter, the dollar weakened against all of its major currency counterparts thus generating profits for short positions. Many events, including higher oil prices and uncertainties surrounding a close presidential election, put pressure on the U.S. currency. In November, the strongest performer was the currency sector, benefiting from the bearish U.S. dollar trend as the currency's decline continued throughout the month. Currency trading was difficult in December with the U.S. dollar declining to record lows against some major and minor currencies, generating profits which were offset by losses in major currency cross rates.

          The interest rate sector posted the largest losses for the year. In the first quarter, the sector posted gains as interest rate futures moved higher and generated profits. Both domestic and foreign interest rate positions posted solid gains. The interest rate sector posted the largest losses for the Partnership in the second quarter. In the beginning of the second quarter, the market focused on growing expectation of higher U.S. interest rates and began to prepare for the initial rate increase by the U.S. Federal Reserve. Expectations of rising interest rates sent the prices of long-term interest rate futures to their lowest levels in several months. Jobless claims and manufacturing data proved to be slightly worse than expected and thus had a much bigger impact on the market than the U.S. Federal Reserve's expected rate hike. During the third quarter, the U.S. Treasury markets showed high levels of volatility. Despite the 25 basis point increase in short-term interest rates by the U.S. Federal Reserve, the prices of 30-year Treasury Bonds and ten-year Notes rose sending long-term U.S. Treasury yields down. In October, profits were posted on the long side of interest rate futures due to declining long term yields both in the U.S. and abroad. The fourth quarter ended with gains posted in the sector for the end of the year.

          2003

                                       TOTAL TRADING
                                          RESULTS
           Interest Rates              $ (3,728,713)
           Stock Indices                  1,923,994
           Agricultural Commodities       8,531,373
           Currencies                    19,593,564
           Energy                        (8,349,280)
           Metals                        25,804,932
                                       ------------
                                       $ 43,775,870
                                       ============

          The Partnership was profitable overall for the year with most of the gains experienced in the metals sector followed by the currency sector. Losses were realized in the energy and interest rate sectors.

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

          2002

                                       TOTAL TRADING
                                          RESULTS
           Interest Rates              $  9,018,593
           Stock Indices                  1,093,349
           Agricultural Commodities        (895,059)
           Currencies                     9,516,835
           Energy                        (3,418,060)
           Metals                        (1,672,099)
                                       ------------
                                       $ 13,643,559
                                       ============

          During 2002, the Partnership had profits in the interest rate, currency and stock index markets, which outpaced losses in the agriculture, metals and energy sectors.

          The interest rate sector was the most profitable for the year, providing significant gains during the third quarter. As the yields on U.S. interest rate futures declined, the Partnership was in a position to realize profits. Throughout the year, the interest rate markets rallied when disappointing economic news was announced.

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

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

          Except in unusual circumstances, factors--regulatory approvals, cost of goods sold, employee relations and the like--which often materially affect an operating business have virtually no impact on the Partnership.

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

          (The Partnership has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

          The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

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

Quantifying The Partnership's Trading Value At Risk

          QUANTITATIVE FORWARD-LOOKING STATEMENTS

          The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statement" within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal years. During the fiscal year 2004, the Partnership's average capitalization was approximately $453,646,399. During the fiscal year 2003, the Partnership's average capitalization was approximately $180,783,609.

                                DECEMBER 31, 2004

                                AVERAGE         % OF AVERAGE      HIGHEST VALUE     LOWEST VALUE
 MARKET SECTOR               VALUE AT RISK     CAPITALIZATION        AT RISK           AT RISK
 -------------              ---------------    --------------    ---------------   ---------------
 Currencies                 $     6,904,846              1.52%   $    21,406,618   $       249,329
 Metals                           2,133,720              0.47%         5,741,975           176,692
 Stock Indices                    1,570,250              0.35%         4,914,249           132,851
 Interest Rates                  19,527,246              4.30%        42,779,682         2,792,931
 Energy                           1,431,291              0.32%         4,318,326                 -
 Agricultural Commodities         1,039,626              0.23%         4,827,681            28,878
                            ---------------    --------------    ---------------   ---------------

 TOTAL                      $    32,606,979              7.19%   $    83,988,531   $     3,380,681
                            ===============    ==============    ===============   ===============

                                DECEMBER 31, 2003

                                AVERAGE         % OF AVERAGE      HIGHEST VALUE     LOWEST VALUE
 MARKET SECTOR               VALUE AT RISK     CAPITALIZATION        AT RISK           AT RISK
 -------------              ---------------    --------------    ---------------   ---------------
 Currencies                 $     3,974,218              2.20%   $    12,177,745   $       559,172
 Metals                           1,404,051              0.78%         4,633,025           150,015
 Stock Indices                      698,898              0.39%         1,872,924            59,918
 Interest Rates                  10,099,404              5.58%        15,632,874         5,055,108
 Energy                             469,649              0.26%         1,580,329                 -
 Agricultural Commodities           527,144              0.29%         1,377,949                 -
                            ---------------    --------------    ---------------   ---------------

 TOTAL                      $    17,173,364              9.50%   $    37,274,846   $     5,824,213
                            ===============    ==============    ===============   ===============

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

          The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

          The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

          INTEREST RATES.

          Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

          CURRENCIES.

          The Partnership trades in a number of currencies. However, the Partnership's major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. MLAI does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

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

          AGRICULTURAL COMMODITIES

          The Partnership's primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership's agricultural commodities exposure as of December 31, 2004. However, it is anticipated that the Advisor will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

          ENERGY.

          The Partnership's primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

          MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor, calculating the Net Asset Value of the Partnership account managed by the Advisor as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Sunrise applies its own risk management policies
to its trading.      .

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

          The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   SELECT FUTURES LP

Net Income by Quarter
Eight Quarters through December 31, 2004

                        FOURTH          THIRD         SECOND         FIRST         FOURTH        THIRD         SECOND       FIRST
                       QUARTER         QUARTER       QUARTER        QUARTER       QUARTER       QUARTER       QUARTER      QUARTER
TOTALS                   2004            2004          2004           2004          2003          2003          2003         2003
------                   ----            ----          ----           ----          ----          ----          ----         ----
Total Income (Loss)  $ 62,135,681  $ (23,995,794) $ (40,883,596) $ 47,805,495  $ 41,660,599  $  (9,644,281) $ 4,050,503  $ 9,540,582
Total Expenses         13,260,915      7,828,430     (3,616,961)   15,051,858    12,226,988        633,071    2,949,878    3,762,888
                     ---------------------------------------------------------------------------------------------------------------
Net Income (Loss)    $ 48,874,766  $ (31,824,224) $ (37,266,635) $ 32,753,637  $ 29,433,611  $ (10,277,352) $ 1,100,625  $ 5,777,694
                     ===============================================================================================================

Net Income (Loss)
  per Unit           $      19.45  $      (12.96) $      (19.80) $      23.88  $      25.34  $      (10.46) $      1.37  $      9.41

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI promoted the Partnership and is its controlling person.

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

ITEM 9B:  OTHER INFORMATION

               Not Applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     10(a) and 10(b)    IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

          As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

          The managers and executive officers of MLAI and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN      Chief Executive Officer, President and Manager

STEVEN B. OLGIN         Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR      Manager

          Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

          Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

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

          As of December 31, 2004, the principals of MLAI had no investment in the Partnership, and MLAI's general partner interest in the Partnership was valued at $6,199,855.

          MLAI acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLAI serves as the sole general partner of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI (while still known as Merrill Lynch Alternative Strategies LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

     (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

          None.

     (d)  FAMILY RELATIONSHIPS:

          None.

     (e)  BUSINESS EXPERIENCE:

          See Item 10(a) and (b) above.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

          None.

     (g)  PROMOTERS AND CONTROL PERSONS:

          Not applicable.

     (h)  AUDIT COMMITTEE FINANCIAL EXPERT:

          Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

          CODE OF ETHICS:

          The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLAI's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

ITEM 11: EXECUTIVE COMPENSATION

          The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, managers or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership's U.S. dollar assets. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

          As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT:

          As of December 31, 2004, MLAI owned 26,449 Unit-equivalent general partnership interests, which constituted 1.06% of the total Units outstanding, the principals of MLAI did not own any Units, and the Advisor did not own any Units.

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

          Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

          No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

          MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

     (b)  CERTAIN BUSINESS RELATIONSHIPS:

          MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Partnership.

          In 2004, the Partnership expensed: (i) Brokerage Commissions of $26,151,018 to MLPF&S, which included $4,735,910 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $1,641,858 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI affiliates and the Partnership.

     (c)  INDEBTEDNESS OF MANAGEMENT:

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  TRANSACTIONS WITH PROMOTERS:

          Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEE AND SERVICES

     (a)  AUDIT FEES

          Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2004 were $36,650.

          Aggregate fees billed for these services for the year ended December 31, 2003 were $32,000.

     (b)  AUDIT-RELATED FEES

          There were no other audit-related fees billed for the years ended December 31, 2004 or 2003 related to the Partnership.

     (c)  TAX FEES

          Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $34,000.

          Aggregate fees billed for these services for the year ended December 31, 2003 were $28,000.

     (d)  ALL OTHER FEES

          No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

          Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                PAGE:
                                                                                -----
     1.   FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

          Report of Independent Registered Public Accounting Firm                  1

          Statements of Financial Condition as of December 31, 2004 and 2003       2

          For the years ended December 31, 2004, 2003 and 2002:
               Statements of Income                                                3
               Statements of Changes in Partners' Capital                          4

          Financial Data Highlights for the year ended December 31, 2004           5

          Notes to Financial Statements                                         6-11

     2.   FINANCIAL STATEMENT SCHEDULES:

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

13.01            2004 Annual Report and Report of Independent Registered Public
                 Accounting Firm.

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

                              ML SELECT FUTURES I L.P.

                              By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                                       General Partner

                              By: /s/Robert M. Alderman
                                  ---------------------
                              Robert M. Alderman
                              Chief Executive Officer, President and Manager (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                TITLE                                                     DATE
---------                -----                                                     ----
/s/Robert M. Alderman    Chief Executive Officer, President and Manager            March 31, 2005
---------------------    (Principal Executive Officer)
Robert M. Alderman

/s/Steven B. Olgin       Vice President, Chief Operating Officer and Manager       March 31, 2005
------------------
Steven B. Olgin

/s/Michael L. Pungello   Vice President, Chief Financial Officer and Treasurer     March 31, 2005
----------------------   (Principal Financial and Accounting Officer)
Michael L. Pungello

/s/Jeffrey F. Chandor    Manager                                                   March 31, 2005
---------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant                                     March 31, 2005

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

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 31, 2005
--------------------

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

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 31, 2005
--------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                  EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Select Futures I L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Robert M. Alderman, Chief Executive Officer, President and Manager of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
--------------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                  EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Select Futures I L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Michael L. Pungello, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
--------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                      ML SELECT FUTURES LIMITED PARTNERSHIP

                                 2004 FORM 10-K

                                INDEX TO EXHIBITS

                 EXHIBIT
                 -------
Exhibit 13.01    2004 Annual Report and Report of Independent Registered Public Accounting Firm