Form 10-Q
period 2005-03-31
ML SELECT FUTURES I LP
filed 2005-05-16
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------
                                       OR

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

Item 1. Financial Statements

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                              MARCH 31,         DECEMBER 31,
                                                                2005                2004
                                                           ---------------    ----------------
                                                             (UNAUDITED)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                    $   541,707,592    $    584,353,849
   Net unrealized profit (loss) on open contracts                 (555,995)         11,458,435
Accrued interest                                                 1,253,649           1,089,901
Subscriptions receivable                                                --             269,811
                                                           ---------------    ----------------

          TOTAL                                            $   542,405,246    $    597,171,996
                                                           ===============    ================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Profit shares payable                                   $        10,465    $      4,731,366
   Brokerage commissions payable                                 2,485,975           2,736,989
   Administrative fees payable                                     133,832             163,408
   Redemptions payable                                           5,405,605           2,561,867
                                                           ---------------    ----------------

        Total liabilities                                        8,035,877          10,193,630
                                                           ---------------    ----------------

PARTNERS' CAPITAL:
   General Partner (26,449 and 26,449 Units)                     5,742,395           6,199,855
   Limited Partners (2,434,797 and 2,477,625 Units)            528,626,974         580,778,511
                                                           ---------------    ----------------

        Total partners' capital                                534,369,369         586,978,366
                                                           ---------------    ----------------

          TOTAL                                            $   542,405,246    $    597,171,996
                                                           ===============    ================

NET ASSET VALUE PER UNIT

   (Based on 2,461,246 and 2,504,074 Units outstanding)    $        217.11    $         234.41
                                                           ===============    ================

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            FOR THE THREE      FOR THE THREE
                                                             MONTHS ENDED       MONTHS ENDED
                                                              MARCH 31,          MARCH 31,
                                                                 2005               2004
                                                           ----------------   ----------------
TRADING REVENUE (LOSS):
   Trading profit (loss):
     Realized                                              $    (26,909,696)  $     51,330,632
     Change in unrealized                                       (12,014,431)        (4,238,314)
                                                           ----------------   ----------------

        Total trading revenue (loss)                           (38,924,127)        47,092,318
                                                           ----------------   ----------------

INVESTMENT INCOME:
   Interest                                                       3,587,906            713,178
                                                           ----------------   ----------------

EXPENSES:
   Profit shares                                                         --         10,104,448
   Brokerage commissions                                          7,534,009          4,634,573
   Administrative fees                                              404,955            312,838
                                                           ----------------   ----------------

        Total expenses                                            7,938,964         15,051,859
                                                           ----------------   ----------------

NET INVESTMENT LOSS                                              (4,351,058)       (14,338,681)
                                                           ----------------   ----------------

NET INCOME (LOSS)                                          $    (43,275,185)  $     32,753,637
                                                           ================   ================

NET INCOME (LOSS) PER UNIT:
   Weighted average number of General Partner and
      Limited Partner Units outstanding                           2,495,709          1,371,745
                                                           ================   ================

   Net income (loss) per weighted average General
      Partner and Limited Partner Unit                     $         (17.34)  $          23.88
                                                           ================   ================

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                                           GENERAL         LIMITED
                                            UNITS          PARTNER         PARTNERS          TOTAL
                                        -------------   -------------   --------------   --------------
PARTNERS' CAPITAL,
 December 31, 2003                          1,204,156   $   2,538,287   $  267,950,304   $  270,488,591

Additions                                     279,399       1,065,087       63,949,859       65,014,946

Net income                                         --         306,537       32,447,100       32,753,637

Redemptions                                    (6,858)        (64,853)      (1,584,615)      (1,649,468)
                                        -------------   -------------   --------------   --------------

PARTNERS' CAPITAL,
 March 31, 2004                             1,476,697   $   3,845,058   $  362,762,648   $  366,607,706
                                        =============   =============   ==============   ==============

PARTNERS' CAPITAL,
 December 31, 2004                          2,504,074   $   6,199,855   $  580,778,511   $  586,978,366

Additions                                          --              --               --               --

Net loss                                           --        (457,460)     (42,817,725)     (43,275,185)

Redemptions                                   (42,828)             --       (9,333,812)      (9,333,812)
                                        -------------   -------------   --------------   --------------

PARTNERS' CAPITAL,
 March 31, 2005                             2,461,246   $   5,742,395   $  528,626,974   $  534,369,369
                                        =============   =============   ==============   ==============

See notes to financial statements.

                            ML SELECT FUTURES I L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

     Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC ("Sunrise"), the trading advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                               JAN        FEB        MAR
                             ------------------------------
                     2004    $ 226.76   $ 243.15   $ 248.26
                     2005    $ 219.59   $ 218.75   $ 217.11

Performance Summary

January 1, 2005 to March 31, 2005

The Partnership experienced overall losses for the quarter. The agriculture, interest rates and metal sectors were profitable while the stock indices and currencies sustained losses for the quarter.

The agriculture sector provided the highest gains for the Partnership. Long coffee positions generated the largest profits for the sector.

The interest rates sector also posted gains for the quarter. Early in the quarter, both domestic and foreign interest rate futures recorded record profits as yields on long-term debt instruments continued to fall. This trend reversed later in the quarter, generating profits on short Eurodollar positions.

The metals sector was profitable for the quarter. The quarter began with trend reversals and unprecedented volatility causing losses in precious and base metals. Base metals regained their bullish momentum later in the quarter with aluminum and copper prices strengthening due to a tighter supply-demand situation.

Stock indices were unprofitable for the quarter. Profits in February could not offset losses in January and March resulting from the implications of rising U.S. interest rates and the decline of the S&P 500.

The currency sector produced significant losses for the Partnership. The quarter was characterized by choppy, non-directional patterns causing difficulty to identify trends. At the beginning of the quarter, the U.S. dollar gained support by improved U.S. economic data and moved higher against most major and minor currencies. The rising U.S. dollar triggered exit signals for short U.S. dollar positions which resulted in losses. Later in the quarter, the U.S. dollar suddenly reversed and moved lower against most currencies, losses were minimized since exposure in the sector was reduced due to volatility earlier in the quarter. The Japanese yen was the only profitable market in the currency group.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the three months of fiscal 2005.

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


                                   ML SELECT FUTURES I L.P.


                               By: MERRILL LYNCH ALTERNATIVE
                                       INVESTMENTS LLC
                                        (General Partner)


Date: May 16, 2005             By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: May 16, 2005
                               By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)