Form 10-Q
period 2005-06-30
ML SELECT FUTURES I LP
filed 2005-08-12
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-05269

                             ML SELECT FUTURES I LP
                             ----------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                        13-3879393
-------------------------------                 -------------------------------
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

                                  609-282-6996
                          ----------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,
                                                                              2005          DECEMBER 31,
                                                                          (UNAUDITED)          2004
                                                                         --------------    --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                                   $  511,276,827    $  584,353,849
  Net unrealized profit (loss) on open contracts                               (848,161)       11,458,435
Accrued interest                                                              1,118,055         1,089,901
Subscriptions receivable and other assets                                             -           269,811
                                                                         --------------    --------------

       TOTAL ASSETS                                                      $  511,546,721    $  597,171,996
                                                                         ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES:
  Profit shares payable                                                  $            -    $    4,731,366
  Brokerage commissions payable                                               2,344,588         2,736,989
  Administrative fees payable                                                   127,405           163,408
  Redemptions payable                                                         9,362,333         2,561,867
                                                                         --------------    --------------

     Total liabilities                                                       11,834,326        10,193,630
                                                                         --------------    --------------
PARTNERS' CAPITAL:
  General Partner (26,449 and 26,449 Units)                                   5,600,674         6,199,855
  Limited Partners (2,333,413 and 2,477,625 Units)                          494,111,721       580,778,511
                                                                         --------------    --------------

     Total partners' capital                                                499,712,395       586,978,366
                                                                         --------------    --------------

       TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $  511,546,721    $  597,171,996
                                                                         ==============    ==============
NET ASSET VALUE PER UNIT

   (Based on 2,359,862 and 2,504,074 Units outstanding)                  $       211.75    $       234.41
                                                                         ==============    ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          FOR THE THREE     FOR THE THREE       FOR THE SIX       FOR THE SIX
                                                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                             JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                               2005              2004              2005              2004
                                                          --------------    --------------    --------------    --------------
TRADING PROFITS (LOSSES):

   Realized                                               $   (9,042,833)   $  (10,334,322)   $  (35,952,529)   $   40,996,310
   Change in unrealized                                         (292,166)      (31,752,173)      (12,306,597)      (35,990,487)
                                                          --------------    --------------    --------------    --------------

     Total trading profits (losses)                           (9,334,999)      (42,086,495)      (48,259,126)        5,005,823
                                                          --------------    --------------    --------------    --------------

INVESTMENT INCOME:

  Interest income                                              3,767,657         1,202,899         7,355,563         1,916,077
                                                          --------------    --------------    --------------    --------------

EXPENSES:
  Profit shares                                                        -       (10,104,448)                -                 -
  Brokerage commissions                                        7,161,634         6,093,510        14,695,643        10,728,083
  Administrative fees                                            388,029           393,977           792,984           706,815
                                                          --------------    --------------    --------------    --------------

     Total expenses                                            7,549,663        (3,616,961)       15,488,627        11,434,898
                                                          --------------    --------------    --------------    --------------

NET INVESTMENT INCOME (LOSS)                                  (3,782,006)        4,819,860        (8,133,064)       (9,518,821)
                                                          --------------    --------------    --------------    --------------

NET LOSS                                                  $  (13,117,005)   $  (37,266,635)   $  (56,392,190)   $   (4,512,998)
                                                          ==============    ==============    ==============    ==============

NET LOSS PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding                       2,436,149         1,882,243         2,465,929         1,626,994
                                                          ==============    ==============    ==============    ==============

  Net loss per weighted average Limited
   Partner and General Partner Unit                       $        (5.38)   $       (19.80)   $       (22.87)   $        (2.77)
                                                          ==============    ==============    ==============    ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                               GENERAL           LIMITED
                                              UNITS            PARTNER           PARTNERS           TOTAL
                                          --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 December 31, 2003                             1,204,156    $    2,538,287    $  267,950,304    $  270,488,591

Additions                                        882,732         2,163,009       207,843,780       210,006,789

Net loss                                               -           (81,144)       (4,431,854)       (4,512,998)

Redemptions                                      (23,250)          (64,853)       (5,419,987)       (5,484,840)
                                          --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
 June 30, 2004                                 2,063,638    $    4,555,299    $  465,942,243    $  470,497,542
                                          ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
 December 31, 2004                             2,504,074    $    6,199,855    $  580,778,511    $  586,978,366

Additions                                              -                 -                 -                 -

Net loss                                               -          (599,181)      (55,793,009)      (56,392,190)

Redemptions                                     (144,212)                -       (30,873,781)      (30,873,781)
                                          --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
 June 30, 2005                                 2,359,862    $    5,600,674    $  494,111,721    $  499,712,395
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

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized equity on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

     The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                   JAN.        FEB.        MAR.        APR.        MAY         JUN.
     --------------------------------------------------------------------------------
     2004       $  226.76   $  243.15   $  248.26   $  237.31   $  234.35   $  227.99

     2005       $  219.59   $  218.75   $  217.11   $  213.97   $  212.55   $  211.75

Performance Summary

JANUARY 1, 2005 TO JUNE 30, 2005

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

April 1, 2005 to June 30, 2005

The Partnership experienced an overall loss for the quarter. The interest rate and currency sectors were profitable. The stock indices, metals, and agriculture sectors sustained losses for the quarter.

The interest rate sector posted profits throughout the quarter. France's decision not to ratify a new European constitution seemed to contribute to the rally in interest rate futures. Favorable economic news and expectations that the Federal Reserve might stop raising interest rates in the summer may also explain the strength in bond prices. Late in the quarter, long-term yields remained persistently low despite the increases in short-term interest rates. This resulted in prices of longer dated debt instruments, both foreign and domestic, moving higher in favor of long positions.

The currency sector also posted substantial profits for the quarter. The U.S. dollar advanced against the Euro and other major currencies in reaction to several key economic reports indicating that the U.S. economy may be growing faster than those of other developed countries. The U.S. dollar was also supported by concerns about the French referendum on the European constitution and the prospects for European cooperation and political integration. The U.S. dollar ended the quarter with continued strength against other major currencies. The perception that U.S. interest rates will go higher while those of other countries are falling helped the U.S. dollar's rally.

Trading in stock indices posted net losses for the quarter. Losses in April were not offset by gains in May and June due to a volatile trading environment.

Trading in metals also posted losses throughout the quarter. This was possibly a sign of slowing global growth and Chinese demand. In the gold and nickel markets prices moved against our positions triggering signals to liquidate.

The agriculture sector generated significant losses for the Partnership. The escalating prices trend reversed and moved against long soybean and soy meal positions. A partial liquidation in both markets was triggered by a forecast for cooler temperatures and rain in the Midwest.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I LP, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the six months of fiscal 2005.

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

                                          ML SELECT FUTURES I LP


                                     By: MERRILL LYNCH ALTERNATIVE
                                             INVESTMENTS LLC
                                            (General Partner)


Date: August 12, 2005                By /s/ ROBERT M. ALDERMAN
                                        ----------------------
                                        Robert M. Alderman
                                        Chief Executive Officer, President and Manager
                                        (Principal Executive Officer)


Date: August 12, 2005                By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial and Accounting Officer)