Form 10-Q
period 2005-09-30
ML SELECT FUTURES I LP
filed 2005-11-14
CIK 1100878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

         Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                SEPTEMBER 30,
                                                                    2005          DECEMBER 31,
                                                                 (UNAUDITED)         2004
                                                               --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                     $  445,581,020   $  584,353,849
  Net unrealized profit on open contracts                           8,365,831       11,458,435
Accrued interest                                                    1,346,198        1,089,901
Other assets                                                                -          269,811
                                                               --------------   --------------

        TOTAL ASSETS                                           $  455,293,049   $  597,171,996
                                                               ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                        $            -   $    4,731,366
  Brokerage commissions payable                                     2,086,759        2,736,989
  Administrative fees payable                                         115,686          163,408
  Redemptions payable                                              21,447,824        2,561,867
                                                               --------------   --------------

      Total liabilities                                            23,650,269       10,193,630
                                                               --------------   --------------

PARTNERS' CAPITAL:
  General Partner (26,449 and 26,449 Units)                         5,513,613        6,199,855
  Limited Partners (2,044,146 and 2,477,625 Units)                426,129,167      580,778,511
                                                               --------------   --------------

      Total partners' capital                                     431,642,780      586,978,366
                                                               --------------   --------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                $  455,293,049   $  597,171,996
                                                               ==============   ==============

NET ASSET VALUE PER UNIT

      (Based on 2,070,595 and 2,504,074 Units outstanding)     $       208.46   $       234.41
                                                               ==============   ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                FOR THE THREE    FOR THE THREE     FOR THE NINE     FOR THE NINE
                                                 MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2005             2004             2005             2004
                                                --------------   --------------   --------------   --------------
TRADING PROFITS (LOSSES):

   Realized                                     $  (14,860,441)  $  (44,708,418)  $  (50,812,970)  $   (3,712,108)
   Change in unrealized                              9,209,390       18,639,282       (3,097,207)     (17,351,205)
                                                --------------   --------------   --------------   --------------

    Total trading losses                            (5,651,051)     (26,069,136)     (53,910,177)     (21,063,313)
                                                --------------   --------------   --------------   --------------

INVESTMENT INCOME:
  Interest income                                    4,318,995        2,073,342       11,674,558        3,989,419
                                                --------------   --------------   --------------   --------------

EXPENSES:
  Brokerage commissions                              6,467,685        7,376,150       21,163,328       18,104,233
  Administrative fees                                  356,485          452,280        1,149,469        1,159,095
                                                --------------   --------------   --------------   --------------

    Total expenses                                   6,824,170        7,828,430       22,312,797       19,263,328
                                                --------------   --------------   --------------   --------------

NET INVESTMENT LOSS                                 (2,505,175)      (5,755,088)     (10,638,239)     (15,273,909)
                                                --------------   --------------   --------------   --------------

NET LOSS                                        $   (8,156,226)  $  (31,824,224)  $  (64,548,416)  $  (36,337,222)
                                                ==============   ==============   ==============   ==============

NET LOSS PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding            2,260,961        2,455,116        2,397,606        1,903,034
                                                ==============   ==============   ==============   ==============

  Net loss per weighted average General
  Partner and Limited Partner Unit              $        (3.61)  $       (12.96)  $       (26.92)  $       (19.09)
                                                ==============   ==============   ==============   ==============

See notes to financial statements.

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

                                                                    GENERAL          LIMITED
                                                    UNITS           PARTNER          PARTNERS          TOTAL
                                                --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
 December 31, 2003                                   1,204,156   $    2,538,287   $  267,950,304   $  270,488,591

Additions                                            1,369,076        2,910,196      316,837,351      319,747,547

Net loss                                                     -         (340,668)     (35,996,554)     (36,337,222)

Redemptions                                            (39,652)         (64,853)      (8,955,620)      (9,020,473)
                                                --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
 September 30, 2004                                  2,533,580   $    5,042,962   $  539,835,481   $  544,878,443
                                                ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
 December 31, 2004                                   2,504,074   $    6,199,855   $  580,778,511   $  586,978,366

Additions                                                    -                -                -                -

Net loss                                                     -         (686,242)     (63,862,174)     (64,548,416)

Redemptions                                           (433,479)               -      (90,787,170)     (90,787,170)
                                                --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
 September 30, 2005                                  2,070,595   $    5,513,613   $  426,129,167   $  431,642,780
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

                             ML SELECT FUTURES I LP
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I LP (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

      Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC ("Sunrise"), the trading advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise.

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

      The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in "Net Unrealized profit on open contracts" on the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                JAN         FEB         MAR       APR        MAY         JUN           JUL       AUG        SEP
   ---------------------------------------------------------------------------------------------------------------
   2004      $ 226.76    $ 243.15    $ 248.26   $ 237.31   $ 234.35    $ 227.99     $ 223.83   $ 214.07   $ 215.06
   2005      $ 219.59    $ 218.75    $ 217.11   $ 213.97   $ 212.55    $ 211.75     $ 206.46   $ 206.27   $ 208.46

Performance Summary

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

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

The currency sector also posted substantial profits for the quarter. The U.S. dollar advanced against the Euro and other major currencies in reaction to several key economic reports indicating that the U.S. economy may be growing faster than those of other developed countries. The U.S. dollar was also supported by concerns about the French referendum on the European constitution and the prospects for European cooperation and political integration. The dollar ended the quarter with continued strength against other major currencies. The perception that U.S. interest rates will go higher while those of other countries are falling helped the U.S. dollar's rally.

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

July 1, 2005 to September 30, 2005

Overall the Partnership experienced a loss for the quarter. The stock indices, energy, and metals sectors posted gains while the agriculture, interest rates, and currency sectors posted losses.

The stock indices handsomely outperformed the other sectors in the Partnership. In particular the DAX, Germany's benchmark stock index was near a three-year high and the Nikkei 225 Stock Index reached a new four-year high. The Partnership took advantage of its trading profits by partially liquidating its long positions at profit target levels.

The energy sector posted the second highest profit for the Partnership. Crude oil rallied to levels above $70.00 per barrel in the middle of the quarter, but dropped sharply after the U.S. government decided to release some oil from energy stockpiles, while the Partnership's long crude oil positions recorded profits. Prices remained at levels not seen for 15 years as the market struggled for direction after refinery and production shutdowns in the aftermath of Hurricanes Katrina and Rita.

The metals sector posted profits for the Partnership. The long position in copper was profitable as copper remained in short supply. Gold futures appreciated significantly in September due to the increased demand for gold. The increase in demand for gold is linked to rising inflation expectations.

The agricultural sector posted losses for the Partnership due to the volatility of the trading market. Profits from sugar late in the quarter could not offset losses sustained earlier in the quarter.

The interest rate sector also posted losses for the Partnership. Losses were posted in long-term interest rate futures, including U.S. Treasury Bonds, ten-year Treasury Notes and two foreign debt instruments, Euro Bobl and Euro Bund. On July 1st, the U.S. Federal Reserve raised the federal funds rate by another 0.25% which represented the ninth increase of that size since the Central Bank began to tighten credit in June 2004 and caused the price of underlying debt instruments to move down against long positions. Gains were generated in short-term interest rate futures with the Partnership having a short position in the Eurodollar. The quarter ended with interest rate markets also focusing on the economic fallout from Hurricanes Katrina and Rita with the expectation of lower economic growth.

The currency sector was the least profitable for the Partnership. Trading losses were largely the result of unprofitable positions in the British pound against the Eurodollar and the Swiss franc. The British pound fell against the U.S. dollar and other major currencies as key indicators in Britain signaled a continued economic slowdown. Concerns about London's security following the terrorist attacks also negatively affected the British pound, which fell to its lowest level against the U.S. dollar in fourteen months. However, at the beginning of the quarter there was an approximate 2% revaluation of the Chinese Yuan against the U.S. dollar which led to a short rally in several Asian currencies, including the Japanese yen. The quarter ended with the U.S. dollar moving higher against other major currencies, reaching a two month high against the Japanese yen and Eurodollar. The U.S. currency was supported by generally positive fundamentals: rising interest rates, rising U.S. Treasury yields and continuing U.S. economic strength despite high oil prices.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

          31.01 and 31.02     Rule 13a-14(a)|15d - 14(a) Certifications
          EXHIBIT 31.01 AND 31.02: Are filed herewith.

          32.01 and 32.02     Section 1350 Certifications
          EXHIBIT 32.01 AND 32.02: Are filed herewith.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the nine months of fiscal 2005.

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


                                          ML SELECT FUTURES I LP


                               By: MERRILL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                       (General Partner)


Date: November 14, 2005        By /s/ ROBERT M. ALDERMAN
                                  -----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date: November 14, 2005        By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)