Form 10-K
period 2005-12-31
ML SELECT FUTURES I LP
filed 2006-03-31
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML SELECT FUTURES I  L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, limited partnership units with an aggregate net asset value of $385,773,640 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1:   Business

(a)                                General Development of Business:

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on August 4, 1995 under the name ML Chesapeake L.P. The Partnership began trading on April 16, 1996 and trades in the international futures and forward markets applying proprietary trading strategies under the direction of Sunrise Capital Partners, LLC (“Sunrise”). The Partnership’s objective is to achieve, through speculative trading, substantial capital appreciation over time.

Merrill Lynch Alternative Investments LLC (“MLAI”), is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP (“MLIM”), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading adviser, Chesapeake Capital Corporation (“Chesapeake”). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

As of December 31, 2005, the capitalization of the Partnership was $396,829,138, and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $224.17.

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $248.26 (March 31, 2004) and the lowest was $127.01 (July 31, 1998).

(b)                               Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(c)                                Narrative Description of Business:

General

The Partnership trades in the international futures and forward markets with the objective of achieving substantial capital appreciation.

The Partnership has entered into an advisory agreement with Sunrise whereby Sunrise trades the Partnership’s assets through a managed account using its Expanded Diversified Program. In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX, and Nikkei 225), currencies and their cross rates, and minor currency markets.

One of the aims of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners’ portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership’s assets. In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”). Sunrise may trade these markets on any U.S. or non-U.S. exchange. Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests. As of December 31, 2005, Sunrise was managing approximately $1.82 billion (excluding “notional” funds) in the futures and forward markets.

Sunrise’s Programs Are Technical and Trend-Following Systems

The mathematical models used by Sunrise’s programs are technical systems, generating trading signals on the basis of statistical research into past market prices. Sunrise does not attempt to predict or forecast changes in price through fundamental economic analysis. The trading methodologies employed by Sunrise are based on programs analyzing a large number of interrelated mathematical and statistical formulas and techniques, which are quantitative and proprietary in nature.

As a trend-following advisor, Sunrise’s objective is to participate in major price trends—sustained price movements either up or down. Such price trends may be relatively infrequent. Some trend-following advisors have anticipated that over half of their positions will be unprofitable. Their strategy is based on making sufficiently large profits from the trends which they identify and follow to generate overall profits despite the more numerous but, hopefully, smaller losses incurred on the majority of their positions.

The Markets Traded by Sunrise for the Partnership

The Partnership trades on a variety of United States and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. The Partnership’s entire off-exchange trading takes place substantially in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Partnership does not deposit margin with respect to its positions. Spot and forward currency contracts currently are the only non-exchange traded instruments held by the Partnership.

To date, approximately 20% to 30% of the Partnership’s trades by volume have been in forward currency contracts, but from time to time the percentage of the Partnership’s trading represented by forward currency trades may fall substantially outside this range. Because the Partnership need not deposit any margin with Merrill Lynch in respect of the Partnership’s forward trading, the Partnership’s additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through Merrill Lynch would not, in the event of its bankruptcy, be able to pay to Merrill Lynch for the account of the Partnership.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and unregulated — differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets, although generally the bulk of the Partnership’s trading takes place on regulated exchanges.

The Partnership’s financial statements contain information relating to the types of markets traded by the Partnership. There can, however, be no assurance as to which markets the Partnership may trade or in which markets the Partnership’s trading may be concentrated at any one time or over time.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Partnership’s cash is used as security for and to pay the Partnership’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Sunrise to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Partnership. While being used for this purpose, the Partnership’s assets are also generally available for cash management, as more fully described below under “Available Assets”.

Market Sectors

In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly diversified portfolio of futures and forward markets. Commodity Interests currently included in the Expanded Diversified Program are: currencies (majors, minors, & crossrates), metals (gold, silver, copper, aluminum, nickel, and zinc), indices (S&P 500, DAX, and Nikkei 225), interest rates, (T-bonds, T-Notes, Eurodollars, Euro-Bund, three-month Euro Futures, Euro BOBL, Japanese Government Bond, Euroyen, 90-day Australian Bank Accepted Bill (“Aussie Bill”) and three-month Canadian Bankers’ Acceptance Note), energy (crude oil and natural gas) and agriculturals (soybeans, soymeal, corn, wheat, coffee and sugar and cotton).

Market Types

The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets – U.S. and non-U.S. regulated and non-regulated differ substantially from time to time, as well as over time. The Partnership has no policy restricting its relative commitment to any of these different types of markets.

Custody of Assets

All of the Partnership’s assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Available Assets

The Partnership earns income, as described below, on its “Available Assets”, which can be generally described as the cash actually held by the Partnership. Available Assets are held primarily in U.S. dollars and are comprised of the Partnership’s cash balances held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s account on a daily basis; the Partnership’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include and the Partnership does not earn interest income on the Partnership’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Partnership’s Available Assets may be greater than, less than or equal to the Partnership’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Partnership’s U.S. Dollar Available Assets

The Partnership’s U.S. dollar Available Assets are held in cash in offset accounts.

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

The use of the offset account arrangements for the Partnership’s U.S. dollar Available Assets may be discontinued by Merrill Lynch at any time. If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Partnership’s U.S. dollar Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership but MLAI would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch – net of the interest credits paid to the Partnership and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Partnership’s average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Partnership’s Non-U.S. Dollar Available Assets

Under the single currency margining system implemented for the Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLPF&S provides the necessary margin, permitting the Partnership to retain the monies which would otherwise be required for such margin as part of the Partnership’s U.S. dollar Available Assets. The Partnership does not earn interest on foreign margin deposits provided by MLPF&S. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Partnership is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership. Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Partnership holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership’s U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Partnership during 2005, 2004, and 2003.

	2005		2004		2003
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Brokerage Commissions	$27,053,850	5.58%	$26,151,018	5.77%	$10,533,803	5.83%
Administrative Fees	1,479,720	0.31%	1,641,858	0.36%	622,464	0.34%
Profit Shares	—	0.00%	4,731,366	1.04%	8,416,558	4.66%
Total Expenses	$28,533,570	5.89%	$32,524,242	7.17%	$19,572,825	10.83%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges. The Partnership’s average month-end Net Assets during 2005, 2004, and 2003 equaled $484,905,224, $453,646,399 and $180,783,609, respectively.

During 2005, 2004, and 2003, the Partnership earned $ 15,719,664, $6,875,902, and $1,831,533 in interest income, or approximately 3.24%, 1.52%, and 1.02%, of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

A flat-rate monthly brokerage commission of 0.458 of 1% (a 5.5% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Such commissions cover Sunrise’s monthly consulting fee as well as all floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading.

During 2005, 2004 and 2003, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate Brokerage Commissions was approximately $370, $318 and $265, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative Fees

A flat-rate monthly charge of 0.021 of 1% (0.25% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Additionally, the Partnership reimburses MLAI the actual cost of the State of New Jersey annual filing fee assessed on a per partner basis with a maximum of $250,000 per year. The administrative fees cover the Partnership’s routine administrative expenses and MLAI will absorb any administrative costs incurred during any calendar year in excess of the foregoing amount.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads	Bid–ask spreads on forward and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Partnership’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Partnership’s cash currency positions for equivalent futures positions.

Sunrise	Annual profit shares	23% of any New Trading Profits generated by the Partnership as a whole, excluding interest income and after reduction for a portion of the Brokerage Commissions, as of the end of each calendar year.

Sunrise	Consulting Fees	MLPF&S pays Sunrise monthly Consulting Fees of 0.083 of 1% of the Partnership’s month-end assets (a 1% annual rate), after reduction for a portion of the Brokerage Commissions.

MLPF&S; Others	Reimbursement of delivery, insurance, storage and any other extraordinary charges; taxes (if any)	Actual payments to third parties, which are expected to be negligible.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

MLAI, the Advisor and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”). However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

(i) through (xii) — not applicable.

(xiii)  The Partnership has no employees.

(d)                                Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries.

The Partnership trades on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 1A: Risk Factors

The Large Size of the Partnership’s Trading Positions Increases the Risk of Sudden, Major Losses

The Partnership takes positions with values up to approximately 15 times its total equity. Consequently, even small price movements can cause major losses.

Investors Must Not Rely on the Past Performance of Either Sunrise or the Partnership in Deciding Whether to Buy Units

The performance of the Partnership is entirely unpredictable, and the past performance of the Partnership as well as of Sunrise is not necessarily indicative of their future results.

The price data which Sunrise has researched in developing its programs may not reflect the changing dynamics of future markets. If not, the Expanded Diversified Program would have little chance of being profitable. An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated. Not all of these factors can be identified, much less quantified. There can be no assurance that Sunrise will trade profitably for the Partnership.

Sunrise Analyzes Only Technical Market Data. No Economic Factors External to Market Prices Are Analyzed

The Sunrise programs focus exclusively on statistical analysis of market prices. Consequently, any factor external to the market itself which dominates prices is likely to cause major losses. For example, a pending political or economic event may be very likely to cause a major price movement, but Sunrise would continue to maintain positions that would incur major losses as a result of such movement, if its programs indicated that it should do so.

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Sunrise’s historical price analysis could establish positions on the wrong side of the price movements caused by such events.

Effects of Speculative Position Limits

The CFTC and commodity exchanges have established speculative position limits (referred to as “position limits”) on the maximum futures positions which any person, or group of persons acting in concert, may hold or control in particular commodities. All commodity accounts controlled by Sunrise and its principals and their affiliates are combined for speculative position limit purposes. If such limits were to be reached, Sunrise would be required to reduce the size of the positions which would otherwise be taken for the Partnership in order to avoid exceeding such limits. Any such reduction could adversely affect the operations and profitability of the Partnership.

Lack of the Types of Price Trends Which the Expanded Diversified Program Can Identify Will Cause Major Losses

The Partnership cannot trade profitably unless major price trends occur in at least certain markets that it trades. Many markets are trendless most of the time, and in static markets Sunrise’s programs are likely to incur losses. In fact, Sunrise expects more than half of its trades to be unprofitable; it depends on significant gains from a few major trends to offset these losses. It is not just any price trend, but price trends of the type which Sunrise’s systems have been designed to identify, which are necessary for the Partnership to be profitable.

The Danger to the Partnership of “Whipsaw” Markets

Often, the most unprofitable market conditions for the Partnership are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again. In such conditions, the programs may establish a series of losing positions based on incorrectly identifying both the brief upward or downward price movements as trends.

The Partnership’s Substantial Expenses Will Cause Losses Unless Offset by Profits

The Partnership’s expenses could, over time, result in significant losses. Except for the Profit Share these expenses are payable whether or not the Partnership is profitable. It is also possible for Sunrise to earn a profit share even if the Partnership has a loss. That is because the calculation of our profit share does not include 100% of the costs associated with running the Partnership.

Sunrise’s High Level of Equity Under Management Could Lead to Diminished Returns

Sunrise’s equity under management is approx 1.8 billion. The more money Sunrise manages, the more difficult it may be for Sunrise to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Large trades may result in more price slippage than smaller orders.

Illiquid Markets Could Make It Impossible for Sunrise to Realize Profits or Limit Losses

In illiquid markets, Sunrise could be unable to capitalize on trading opportunities or close out losing positions. There are numerous factors which can contribute to market illiquidity, far too many for Sunrise to be able to predict. There can be no assurance that a market which has been highly liquid in the past will not experience periods of unexpected illiquidity.

Unexpected market illiquidity has caused major losses in recent years in certain sectors. There can be no assurance that the same will not happen to the Partnership from time to time. The large size of the positions which Sunrise may acquire for the Partnership increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The Partnership Trades Extensively in Foreign Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practice and Political Risks

The Expanded Diversified Program trades a great deal outside the U.S. From time to time, as much as approximately 40% of the Partnership’s overall market exposure could involve positions taken on foreign markets (excluding foreign exchange transactions in U.S. markets). Foreign trading involves risks — including exchange-rate exposure, possible governmental intervention and lack of regulation — which U.S. trading does not. In addition, the Partnership may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Sunrise bases its strategies may not be as reliable or accessible as it is in the United States. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. The rights of clients in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of MLPF&S or Others

The Partnership is subject to the risk of MLPF&S, exchange or clearinghouse insolvency. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. No MLAI Partnership has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI’s offices.

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

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                Market Information:

There is no established public trading market for the Units, and none is likely to develop. Limited Partners may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)                               Holders:

As of December 31, 2005, there were 4,724 holders of Units, including MLAI.

(c)                                Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                               Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statement of Income	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

TRADING PROFITS (LOSSES):
Realized	$(24,222,659)	$52,256,615	$27,402,575	$5,392,704	$6,824,865
Change in Unrealized	3,041,057	(14,070,731)	16,373,295	8,250,855	(2,048,558)
Total trading profits (losses)	(21,181,602)	38,185,884	43,775,870	13,643,559	4,776,307

INVESTMENT INCOME:
Interest	15,719,664	6,875,902	1,831,533	1,124,469	1,157,629

EXPENSES:
Brokerage Commissions	27,053,850	26,151,018	10,533,803	4,012,892	2,033,742
Profit Shares	—	4,731,366	8,416,558	2,508,724	779,623
Administrative Fees	1,479,720	1,641,858	622,464	182,404	92,442
Total Expenses	28,533,570	32,524,242	19,572,825	6,704,020	2,905,807

NET INVESTMENT LOSS	(12,813,906)	(25,648,340)	(17,741,292)	(5,579,551)	(1,748,178)

NET INCOME (LOSS)	$(33,995,508)	$12,537,544	$26,034,578	$8,064,008	$3,028,129

Balance Sheet Data	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Partnership Net Asset Value	$396,829,138	$586,978,366	$270,488,591	$105,744,139	$50,409,668
Net Asset Value per Unit	$224.17	$234.41	$224.63	$196.23	$177.38

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$160.87	$167.13	$179.04	$169.51	$173.78	$171.48	$169.00	$172.42	$183.05	$193.22	$174.55	$177.38
2002	$172.84	$167.29	$167.42	$168.82	$175.76	$189.55	$192.20	$193.42	$203.57	$196.64	$187.30	$196.23
2003	$212.87	$221.65	$207.96	$208.62	$217.96	$209.68	$206.45	$206.34	$199.40	$210.45	$207.90	$224.63
2004	$226.76	$243.15	$248.26	$237.31	$234.35	$227.99	$223.83	$214.07	$215.06	$222.39	$232.33	$234.41
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46	$210.63	$221.59	$224.17

Pursuant to CFTC policy, monthly performance is presented from January 1, 2001, even though the Units were outstanding prior to such date.

ML SELECT FUTURES I L.P.

December 31, 2005

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $580,218,018

Current Capitalization:   $396,829,138

Worst Monthly Drawdown(2):  (9.66)% (11/01)

Worst Peak-to-Valley Drawdown(3):  (16.91)%  (04/04-08/05)

Net Asset Value per Unit, December 31, 2005:   $224.17

Monthly Rates of Return

Month	2005	2004	2003	2002	2001
January	(6.32)%	0.95%	8.48%	(2.56)%	1.51%
February	(0.38)	7.23	4.12	(3.21)	3.89
March	(0.75)	2.10	(6.18)	0.07	7.13
April	(1.45)	(4.41)	0.31	0.84	(5.32)
May	(0.67)	(1.25)	4.48	4.11	2.52
June	(0.37)	(2.71)	(3.80)	7.85	(1.32)
July	(2.50)	(1.82)	(1.54)	1.40	(1.45)
August	(0.09)	(4.36)	(0.05)	0.63	2.03
September	1.06	0.46	(3.36)	5.25	6.16
October	1.04	3.41	5.54	(3.40)	5.50
November	5.20	4.47	(1.21)	(4.75)	(9.66)
December	1.16	0.89	8.05	4.76	1.62

Compound Annual Rate of Return	-4.37%	4.35%	14.47%	10.63%	11.93%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as “principal protected”. The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2001 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2001 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Sunrise has been the Partnership’s sole Advisor since July 1, 1998. Sunrise is a trend-following trader, whose program does not attempt to predict price movements. Sunrise has generally not relied on using fundamental economic supply or demand analyses nor macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, its program applies proprietary models to analyzing past market data, and from this data attempts to determine whether market prices are trending. As a technical trader, Sunrise bases its strategies on the theory that market prices reflect the collective judgement of numerous market participants and are, accordingly, an efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If Sunrise’s models identify a trend, it signals positions, which follow the trend. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, Sunrise’s program does not predict either the commencement or the end of a price movement. Rather, its objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which its program is designed to identify, Sunrise may miss the trend altogether.

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

2005

Total Trading Profit (Loss)
Stock Indices	$13,907,052
Metals	8,710,419
Interest Rates	8,153,645
Energy	(113,377)
Agricultural Commodities	(1,958,031)
Currencies	(49,881,310)
$(21,181,602)

The Partnership experienced an overall loss for the year. Stock indices, metals sector and interest rates were profitable for the Partnership while the energy sector, agricultural commodities, and currencies sustained losses.

Stock indices posted the highest profit for the Partnership. There were little gains in the first half of the year due to such a volatile trading environment. Stock indices outperformed the other sectors in the Partnership in the third quarter. In particular, the DAX, German’s benchmark stock index was near a three-year high and the Nikkei 225 Stock Index reached a new four-year high. The Partnership took advantage of its trading profits by partially liquidating its long positions at profit target levels. The year ended with foreign stock indices continuing to be profitable, moving to new highs. This caused an exit in the remaining long Nikkei 225 position to lock in profit targets.

The metals sector was profitable for the Partnership. The year began with trend reversals and severe volatility causing losses in precious and base metals only to regain their bullish momentum as the year progressed with aluminum and copper prices strengthening due to a tighter supply-demand situation. The gold futures appreciated significantly in September due to the increased demand for gold which is a direct correlation to rising inflation expectations. Strong demand combined with historically low inventories and inflation concerns drove the prices to new highs in November. Therefore, profitable metals positions (copper, aluminum) were partially liquidated after reaching profit targets. The year ended with gold, which is usually sensitive to the U.S. dollar and tends to move in the opposite direction, reaching new contract highs as the U.S. dollar declined in value. Silver and aluminum also posted solid profits.

The interest rate sector also posted gains for the Partnership. The year began with both domestic and foreign interest rate futures recording record profits as yields on long-term debt instruments continued to fall. However, the trend reversed early in the year generating profits on short Eurodollar positions only to reverse again at the end of the June. France’s decision not to ratify a new European constitution seemed to contribute to the rally in interest rate futures. Favorable economic news and expectations that the Federal Reserve might stop raising interest rates in the summer may also explain the strength in bond prices. On July 1st, the U.S. Federal Reserve raised the Federal funds rate by another 0.25%, which represented the ninth increase of that size since the central bank began to tighten credit in June 2004 and caused the price of underlying debt instruments to move down against long positions. Gains were generated in short-term interest rate futures with the Partnership having a short position in the Eurodollar. The year ended with losses as prices moved against the Partnership’s short positions. The Partnership experienced an inversion of the yield curve as long-term yields dropped below the level of short-term yields. The strong demand of  U.S. Treasury bonds and notes may have been driving long-term yields lower.

The energy sector posted losses for the Partnership. Trading in this sector was in the third quarter only. Crude oil rallied to levels above $70.00 per barrel but dropped sharply after the U.S. government decided to release some oil from energy stockpiles, while the Partnership’s long crude oil positions recorded profits. Prices remained at levels not seen for 15 years as the market struggled for direction after refinery and production shutdowns in the aftermath of Hurricanes Katrina and Rita.

The agricultural sector posted losses for the Partnership due to the volatility of the trading market. Profits from sugar reached an 11 year high and became one of the best performing commodities in 2005. However, profits from sugar could not offset losses sustained from other commodities.

The currency sector was the least profitable for the Partnership. The year was characterized by a strong U.S. dollar even in light of higher energy prices and Hurricane Katrina’s effects. At the beginning of the year, the U.S. dollar gained support by improved U.S. economic data and moved higher against most major and minor currencies. The rising U.S. dollar triggered exit signals for short U.S. dollar positions which resulted in losses. The trend of a stronger U.S. dollar continued through the middle part of the year as key economic reports indicated the United States is growing faster than other developed countries coupled with higher interest rates in the U.S. In the beginning of July, there was an approximate 2% revaluation of the Chinese yuan against the U.S. dollar which led to a short rally in several Asian currencies including the Japanese yen. Positive momentum for the U.S. dollar came at the end of the year which resulted from favorable interest rate differentials. The U.S. interest rates had climbed by 300 bps over the past two years, while European and Japanese rates have remained stagnant.

2004

Total Trading Profit (Loss)
Interest Rates	$(7,383,376)
Stock Indices	3,019,830
Agricultural Commodities	18,636,462
Currencies	(5,746,930)
Energy	29,932,564
Metals	(272,666)
$38,185,884

The Partnership was profitable overall for the year with gains experienced in the energy, agricultural commodities, and stock indices sectors. Losses were realized in the metals, currency and interest rate sectors.

The energy sector was the most profitable for the Partnership. Small losses in January due to crude oil were offset by gains in the remaining part of the first quarter. This gain was supported by an unusually high level of weather-related demand and tight U.S. inventories. During the second quarter, the energy sector was the most profitable sector as crude oil prices reached new record highs. Higher prices were attributed mostly to growing demand. In the latter part of the second quarter, crude oil experienced the most dramatic price increase since the mid 1970’s as a result of rapidly growing demand in the developing world and ongoing geopolitical tensions. Hurricane disruptions also helped in pushing the market prices upward. Crude oil continued its trend in the early part of the fourth quarter, reaching record highs with small losses posted in the remaining part of the quarter.

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

The metals sector posted a loss for the year despite posting significant gains early in the year. During the first quarter, despite the volatility in the market, copper and aluminum posted profits early in the quarter, due to tight supplies. Base metals, with the exception of nickel, continued to rise driven by strong demand, U.S. dollar weakness and declining stocks. Silver was the best performing market overall. The metals sector posted losses for the Partnership in the second quarter. News about a slowing Chinese economy and possible decline in global demand for commodities put downward pressure on commodity prices, especially metals. In the third quarter, metals posted a loss despite small gains in the latter part of the quarter, primarily due to low trading volumes early in the quarter followed by a difficult trading environment with markets trading in extremely narrow ranges and the absence of any directional movement. Zinc rallied against the Partnership’s short positions reaching the highest price since June, causing losses at the end of the quarter. During the fourth quarter positions in precious and industrial metals were profitable, with trading capitalizing on the rising prices of gold, silver, and zinc. In the latter part of the year the gaining trend continued as aluminum reached its highest level in nine years and the price of zinc rose to a five year high.

The currency sector posted a loss overall for the Partnership. Currencies started the year as profitable followed by very volatile markets later in the first quarter which detracted from performance. Losses were posted for the sector in the second quarter. The largest losses came from short U.S. dollar positions versus minor currency positions. The second quarter ended with currency trading exposure close to a historic low for the month of June with few trading opportunities in the markets. The currency sector posted the largest losses for the third quarter, with the largest losses posted in August. With questions over soft employment numbers, terror alerts, uncertainty about the U.S. election and high oil prices, the U.S. dollar initially weakened, then gained momentum against major European currencies later in August. Currency cross rates produced the largest losses within this sector. Early in the fourth quarter, the dollar weakened against all of its major currency counterparts thus generating profits for short positions. Many events, including higher oil prices and uncertainties surrounding a close presidential election, put pressure on the U.S. currency. In November, the strongest performer was the currency sector, benefiting from the bearish U.S. dollar trend as the currency’s decline continued throughout the month. Currency trading was difficult in December with the U.S. dollar declining to record lows against some major and minor currencies, generating profits which were offset by losses in major currency cross rates.

The interest rate sector posted the largest losses for the year. In the first quarter, the sector posted gains as interest rate futures moved higher and generated profits. Both domestic and foreign interest rate positions posted solid gains. The interest rate sector posted the largest losses for the Partnership in the second quarter. In the beginning of the second quarter, the market focused on growing expectation of higher U.S. interest rates and began to prepare for the initial rate increase by the U.S. Federal Reserve. Expectations of rising interest rates sent the prices of long-term interest rate futures to their lowest levels in several months. Jobless claims and manufacturing data proved to be slightly worse than expected and thus had a much bigger impact on the market than the U.S. Federal Reserve’s expected rate hike. During the third quarter, the U.S. Treasury markets showed high levels of volatility. Despite the 25 basis point increase in short-term interest rates by the U.S. Federal Reserve, the prices of 30-year Treasury Bonds and ten-year Notes rose sending long-term U.S. Treasury yields down. In October, profits were posted on the long side of interest rate futures due to declining long term yields both in the U.S. and abroad. The fourth quarter ended with gains posted in the sector for the end of the year.

2003

Total Trading Profit (Loss)
Interest Rates	$(3,728,713)
Stock Indices	1,923,994
Agricultural Commodities	8,531,373
Currencies	19,593,564
Energy	(8,349,280)
Metals	25,804,932
$43,775,870

The Partnership was profitable overall for the year with most of the gains experienced in the metals sector followed by the currency sector. Losses were realized in the energy and interest rate sectors.

Despite an unprofitable first half for the metal sector, it proved to be the most profitable sector for the year. Gold’s rise to a six-year high in January had a positive influence on the month. This uptrend was reversed in February and March as market actions were driven by the course of the war with Iraq. The risks and potential impact on the global economy produced increased volatility, as headlines about the war became a main focus. Metal prices were stable and produced marginal profits in May. Unfortunately, May’s gains could not offset unfavorable market conditions in June. Base metals drove most of the profits in the third quarter. The markets took direction from economic data and changing perceptions about the economy. Higher prices during the quarter triggered buy signals to build on the Partnership’s positions. In October, nickel was the best performer in this sector as the price moved to new highs, while gold and silver moved in a choppy, sideways pattern. In November, the metals sector experienced a corrective phase and started to drift lower only to regain momentum at the end of the month after a series of economic news had signaled that the economy is improving even faster than expected. The upward trend in base metals accelerated in December with nickel and copper being the most profitable.

The currency forward and futures trading had significant gains for the year. The Partnership started the year with short U.S. dollar positions versus other major currencies. The Partnership capitalized on the persistent rise in the value of these currencies against the U.S. dollar. Profits were also posted in long European currencies against the Japanese yen in January. Trading in currencies was not profitable in February and March. The anxiety about the war in Iraq contributed to choppy and narrow price ranges in most major currencies. Currencies produced large profits in May, as the U.S. dollar remained on the defensive throughout most of the quarter. The underlying factors driving the U.S. dollar lower were low U.S. interest rates, the increasing U.S. deficit and the Federal Reserve’s use of the U.S. dollar as a tool to stabilize the U.S. economy. The U.S. dollar’s downtrend was also supported by technical indicators, which further accelerated the pace of the U.S. dollar’s decline. The biggest beneficiary of the U.S. dollar’s slide was the Euro, which hit four-year highs against the U.S. dollar, the Japanese yen and the British pound. The strong downward trend in the U.S. dollar that dominated the market for 18 months came to a halt in June, reversing nearly half of the gains incurred in April and May, causing some short U.S. dollar positions to be liquidated. The currency sector was unprofitable in the third quarter. The sector was highly volatile resulting in difficult trading conditions. The U.S. dollar appreciated against most major currencies in July and August, resulting in losses for the Partnership. The U.S. dollar’s weakness persisted into the last quarter, declining against most major and minor currencies. The U.S. dollar weakness against most major and minor currencies is largely a result of growing trade and budget deficits in the U.S. Also, U.S. dollar investments are becoming less attractive for foreign investors because the Federal Reserve has been keeping interest rates at very low levels.

Agricultural commodities trading resulted in gains for the Partnership. Sugar prices, like commodities in general, continued their upward trend. During January, this trend accelerated thus producing significant profits. Soybeans also contributed to profits with prices moving sharply upward in the first quarter. Soybeans contributed to profits in April with prices moving sharply upward. The direction of the markets shifted in May in reaction to weather and supply reports. The worst performers in this sector were corn and cotton. Agricultural commodities trading generated the most profits for the Partnership for the third quarter. This sector was profitable due to long positions in soybeans, soybean meal and cotton. The soybean complex rallied on forecasts of cold weather across the Midwest. Tight supplies were also seen as supportive factors for the products. China’s growing demand supported a rally that emerged in September and accelerated into October with soybean prices reaching their highest levels since 1995. November’s corrective action in grain prices was large enough for our trading system to trigger partial liquidation of long positions, causing losses for the month. In December, grains recorded moderate losses for the month.

Trading in stock indices posted gains for the year. January and February were relatively flat. Foreign stock indices were the only positive sector. Short positions in DAX and Nikkei produced small profits. During the second quarter, the largest losses came from short positions in stock index futures when equity markets staged a postwar recovery. Stock indices closed out July and August on the plus side but fell in September following the G-7 meeting. The G-7 finance ministers and central bankers called for more flexible exchange rates, which resulted in losses for the Partnership’s long positions. Trading in stock market indices was profitable for October as prices pushed to new highs for the year in response to strong economic indicators. In December, positive economic data, stronger corporate profits and supportive monetary and fiscal policy created an overall upbeat outlook for the equity market.

Losses were realized in interest rate trading. The continued rise in interest rate futures prices created a favorable trading environment in January and February. Price reversals as well as choppiness and volatility in March caused some losses and subsequently the Partnership’s exposure was reduced in the market. The interest rate sector was profitable in April and May as market prices continued to rally to falling U.S. interest rates. In June, the interest rate markets reversed direction when the Federal Reserve announced the decision to lower interest rates by 25 basis points, which was less than anticipated. The market reflected disappointment with the Federal Reserve’s action by selling debt futures. The U.S. bond market suffered heavy losses in July after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. The U.S. bond market managed a timid recovery in August after making new lows in July. In September, the global economic rebound was the primary focus of the market. The U.S. continued to produce mixed economic data, which led some investors to question the strength of the recovery. The G-7 summit resulted in a call for more flexible exchange rates around the world. This announcement signaled to the world marketplace that a weaker U.S. dollar is important to strengthen the global economy. Interest rates moved up slightly, as the central banks worldwide continued to reiterate that low interest rates are necessary to sustain an economic recovery.

Despite a good start, the energy sector provided the greatest losses for the Partnership. As Iraq-related events brought the possibility of war closer, petroleum products moved to new highs in the first quarter. Crude oil was the best performing market in this category. Cold weather conditions in the Northeast helped push prices to target levels causing a portion of the Partnership’s position to be liquidated to protect profits from a downturn. As the trend reversed sharply in March, long positions in both markets were gradually liquidated. Volatility in the first quarter caused exposure in this market to be reduced. Crude oil was the best performer in June. Its price strengthened in response to declining inventories. Gains in July and August were offset by significant losses in September. Crude oil was the most significant contributor to September’s negative results as the trend of falling prices reversed mid-month and moved against the Partnership’s short positions. These positions were initiated during the first half of the month when the price of crude oil fell from a high of $31.40 on September 2 to a four month low of $26.65 on September 19. It was followed by a sharp upward move back to nearly the $30.00 level. The sudden price shift appeared to be triggered by OPEC’s announcement about their impending production cuts. Crude oil was the biggest loser in October and was responsible for the largest loss in November. After terrorism worries receded, the market focused on OPEC’s struggle to cut supplies and keep inventories from growing, which put downside pressure on oil prices. Energy prices rose in the first two weeks of December in reaction to cold weather forecasts, but became volatile during the second half of the month.

Variables Affecting Performance

The principal variables that determine the net performance of the Partnership are gross profitability and interest income.

During all periods set forth above “Selected Financial Data”, the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership’s profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have virtually no impact on the Partnership.

Liquidity; Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Partnership’s assets are held in cash. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Partnership’s assets are held in cash, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Partnership has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of Sunrise, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27Aof the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years. During the fiscal year 2005, the

Partnership’s average capitalization was approximately $484,905,224. During the fiscal year 2004, the Partnership’s average capitalization was approximately $453,646,399.

	December 31, 2005
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$6,987,693	1.44%	$17,754,659	$2,858,755
Metals	1,196,851	0.25%	2,854,149	173,179
Stock Indices	2,376,331	0.49%	4,192,393	737,915
Interest Rates	23,465,447	4.84%	41,662,275	14,439,368
Energy	173,769	0.04%	1,117,195	—
Agricultural Commodities	986,646	0.20%	2,046,715	310,872

TOTAL	$35,186,737	7.26%	$69,627,386	$18,520,089

	December 31, 2004
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$6,904,846	1.52%	$21,406,618	$249,329
Metals	2,133,720	0.47%	5,741,975	176,692
Stock Indices	1,570,250	0.35%	4,914,249	132,851
Interest Rates	19,527,246	4.30%	42,779,682	2,792,931
Energy	1,431,291	0.32%	4,318,326	—
Agricultural Commodities	1,039,626	0.23%	4,827,681	28,878

TOTAL	$32,606,979	7.19%	$83,988,531	$3,380,681

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia. The Partnership anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies.

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/Swiss franc positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2005. However, it is anticipated that the Advisor will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy.

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, British pounds and Euros.

U.S. Dollar Cash Balance.

The Partnership holds U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisor, calculating the Net Asset Value of the Partnership account managed by the Advisor as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Sunrise applies its own risk management policies to its trading.

 Sunrise Risk Management

Sunrise attempts to control risk through the utilization of proprietary risk management techniques, which are applied at all stages of the trading process. These techniques are designed to control all aspects of portfolio, market, and execution risk, with the stated goal of maintaining Sunrise’s historical rates of returns without increased volatility.

The basis for Sunrise’s risk management system is its scientific approach and historical research. This process attempts to measure the correlation and performance characteristics associated with various weightings assigned to different markets and sectors. Sunrise allocates equity risk to each market and market sector in an effort to minimize the possibility that any one market or sector has a disproportionate influence on the portfolio. Overall, portfolio exposure, drawdown and recovery periods are carefully studied.

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

Other risk factors such as foreign currency risk when trading in non-U.S. markets, custodian risk, and counterparty risk when trading in the over-the counter markets are taken into account and play an important part of Sunrise’s overall risk management process. Sunrise uses only counterparties and brokers to execute trades that it and the market generally perceive as creditworthy. The majority of trades are done with institutions with which Sunrise has long-term relationships.

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

Item 8: Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML Select Futures I L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

Totals	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004

Total Income (Loss)	$36,773,681	$(1,332,056)	$(5,567,342)	$(35,336,221)	$62,135,681	$(23,995,794)	$(40,883,596)	$47,805,496
Total Expenses	6,220,773	6,824,170	7,549,663	7,938,964	13,260,915	7,828,430	(3,616,961)	15,051,859
Net Income (Loss)	$30,552,908	$(8,156,226)	$(13,117,005)	$(43,275,185)	$48,874,766	$(31,824,224)	$(37,266,635)	32,753,637

Net Income (Loss) per Unit	$15.66	$(3.61)	$(5.38)	$(17.34)	$19.45	$(12.96)	$(19.80)	$23.88

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the independent registered public accounting firm on accounting and financial disclosure.

Item 9A: Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

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

As of December 31, 2005, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $5,928,997.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML Global Horizons I L.P., ML Principal Protection L.P., ML Futures Investments L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, managers or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests. The Partnership is managed   by MLAI, its general partner).

(b)                               Security Ownership of Management:

As of December 31, 2005, MLAI owned 26,449 Unit-equivalent general partnership interests, which constituted 1.49% of the total Units outstanding, the principals of MLAI did not own any Units, and the Advisor did not own any Units.

(c)                                Changes in Control:

None.

(d)                               Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

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

In 2005, the Partnership expensed:  (i) Brokerage Commissions of $27,053,850 to MLPF&S, which included $5,052,149 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $1,479,720 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

Item 14: Principal Accountant Fee and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2005 were $38,500.

Aggregate fees billed for these services for the year ended December 31, 2004 were $36,650.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2005 were $72,000.

Aggregate fees billed for these services for the year ended December 31, 2004 were $34,000.

(d)                                 All Other Fees

No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):	Page

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2005 and 2004	2

	For the years ended December 31, 2005, 2004 and 2003:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the year ended December 31, 2005	5

	Notes to Financial Statements	6-12

2.	Financial Statement Schedules:

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

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in Amendment No. 1 to the Registration Statement (File No. 000-50269) filed on April 30, 2003, on Form 10 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.02	ML Select Futures I L.P. Sixth Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02(a) contained in the Registrant’s Registration Statement

10.01	Subscription Agreement

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement

10.03	Customer Agreement between ML Chesapeake L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Consulting Agreement between Merrill Lynch Futures Inc. and Sunrise Capital Partners, LLC.

Exhibit 10.04:	Is incorporated hereby by reference from Exhibit 10.04 contained in the Registrant’s Registration Statement.

10.05	Selling Agreement among ML Chesapeake L.P., Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Chesapeake Capital Corporation.

Exhibit 10.05:	Is incorporated hereby by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

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
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant		March 31, 2006

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML SELECT FUTURES LIMITED PARTNERSHIP

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm