Form 10-Q
period 2006-03-31
ML SELECT FUTURES I LP
filed 2006-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-05269

ML SELECT FUTURES I L.P.

(Exact Name of Registrant as

specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road - Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$367,934,311	$397,284,591
Net unrealized profit on open contracts	14,831,057	14,499,360
Accrued interest	1,495,387	1,363,422

TOTAL ASSETS	$384,260,755	$413,147,373

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,761,194	$1,893,591
Administrative fees payable	100,888	106,906
Redemptions payable	15,272,955	14,317,738

Total liabilities	17,135,037	16,318,235

PARTNERS’ CAPITAL:
General Partner (17,907 and 26,449 Units)	4,157,962	5,928,997
Limited Partners (1,563,184 and 1,743,781 Units)	362,967,756	390,900,141

Total partners’ capital	367,125,718	396,829,138

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$384,260,755	$413,147,373

NET ASSET VALUE PER UNIT

(Based on 1,581,091 and 1,770,230 Units outstanding)	$232.20	$224.17

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2006	2005
TRADING PROFITS (LOSSES):
Realized	$14,357,427	$(26,909,696)
Change in unrealized	331,655	(12,014,431)

Total trading profits (losses)	14,689,082	(38,924,127)

INVESTMENT INCOME:
Interest	4,313,452	3,587,906

EXPENSES:
Brokerage commissions	5,372,251	7,534,009
Administrative fees	306,693	404,955

Total expenses	5,678,944	7,938,964

NET INVESTMENT LOSS	(1,365,492)	(4,351,058)

NET INCOME (LOSS)	$13,323,590	$(43,275,185)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,710,600	2,495,709

Net income (loss) per weighted average General Partner and Limited Partner Unit	$7.79	$(17.34)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006 and 2005

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	2,504,074	$6,199,855	$580,778,511	$586,978,366

Subscriptions	—	—	—	—

Net loss	—	(457,460)	(42,817,725)	(43,275,185)

Redemptions	(42,828)	—	(9,333,812)	(9,333,812)

PARTNERS’ CAPITAL, March 31, 2005	2,461,246	$5,742,395	$528,626,974	$534,369,369

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Subscriptions	3,384	—	760,222	760,222

Net income	—	152,026	13,171,564	13,323,590

Redemptions	(192,523)	(1,923,061)	(41,864,171)	(43,787,232)

PARTNERS’ CAPITAL, March 31, 2006	1,581,091	$4,157,962	$362,967,756	$367,125,718

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I L.P. (the “Partnership”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise Capital Partners, LLC (“Sunrise”), the trading advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Sunrise has begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan	Feb	Mar
2005	$219.59	$218.75	$217.11
2006	$225.13	$224.83	$232.20

Performance Summary

January 1, 2006 to March 31, 2006

The Partnership experienced overall gains for the quarter. The interest rates, metals, agriculture, stock indices and energy sectors were profitable while the currencies sector posted a loss.

The interest rate sector was the most profitable for the Partnership. Positive results were generated early in the quarter in global interest rate short positions due to falling prices, especially in the Eurodollar. The Partnership benefited from a rise in interest rate yields that resulted in the fall of futures prices across the wide spectrum of short-term and long-term maturities. Strong economic growth in the U.S. and abroad prompted Central Banks to raise interest rates. The purpose of the economic tightening policy is to control the inflationary trend that tends to accompany economic growth. The Federal Reserve raised its benchmark lending rate by a quarter of a percentage point for the 15th consecutive time since June 2004 and indicated that further increases might be needed.

The metals sector was also profitable for the Partnership. Both precious and base metals continued to be supported by strong supply-demand fundamentals. Concerns about the mining industry’s ability to meet growing demand, coupled with inflation and geopolitical concerns continued to drive prices higher. Gold, which is considered an indicator of inflation, rose to a 25-year high. Silver, which followed other precious and industrial metals, was trading at historically high levels, hitting a 22-year high. Growing demand for industrial metals in Asian economies seems to be the main source of price support for the entire metals sector.

The agriculture sector was profitable for the Partnership. Sugar was the main single market contributor to positive returns reaching the highest price level since 1995. The agriculture sector continued posting profits through the quarter.

The stock indices sector posted profits for the Partnership. Stock indices posted gains through the whole quarter. January was the most profitable despite a volatile trading market.

The energy sector posted a small profit for the Partnership. Trading in this sector was in the beginning of the quarter only.

The currency sector produced significant losses for the Partnership. The quarter was characterized by choppy, non-directional patterns making it difficult to identify trends. The U.S. dollar weakened against other major currencies during the beginning of the quarter, which hurt the program’s long U.S. dollar positions. Consequently, some of those positions were liquidated and their direction was reversed. The U.S. dollar then moved higher against the newly established short positions. The Japanese yen strengthened mid-quarter, supported by expectations for tighter monetary policies in Japan, which negatively hurt the Program’s short positions. The quarter was marked by ranged-bound prices and high volatility resulting in losses through the end of the quarter.

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

Neither the Partnership nor MLAI has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Partnership.

Item 2.	Changes in Securities and Use of Proceeds

(a) None.
(b) None.
(c) None.
(d) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 5(a).	Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities:

Not applicable

Item 6.            Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:       Are filed herewith.

32.01 and

32.02                Section 1350 Certifications

Exhibit 32.01

and 32.02        Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006
	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)