Form 10-Q
period 2006-06-30
ML SELECT FUTURES I LP
filed 2006-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐       Accelerated filer☐       Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$343,779,456	$397,284,591
Net unrealized profit on open contracts	22,777,017	14,499,360
Accrued interest	1,422,890	1,363,422

TOTAL ASSETS	$367,979,363	$413,147,373

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	1,686,575	$1,893,591
Administrative fees payable	97,495	106,906
Profit shares payable	528,749	—
Redemptions payable	6,141,954	14,317,738

Total liabilities	8,454,773	16,318,235

PARTNERS’ CAPITAL:
General Partner (17,907 and 26,449 Units)	4,316,038	5,928,997
Limited Partners (1,473,572 and 1,743,781 Units)	355,208,552	390,900,141

Total partners’ capital	359,524,590	396,829,138

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$367,979,363	$413,147,373

NET ASSET VALUE PER UNIT

(Based on 1,491,479 and 1,770,230 Units outstanding)	$241.05	$224.17

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$7,755,454	$(9,042,833)	$22,112,881	$(35,952,529)
Change in unrealized	7,941,848	(292,166)	8,273,503	(12,306,597)

Total trading profits (losses)	15,697,302	(9,334,999)	30,386,384	(48,259,126)

INVESTMENT INCOME:
Interest income	4,371,396	3,767,657	8,684,848	7,355,563

EXPENSES:
Brokerage commissions	5,180,627	7,161,634	10,552,878	14,695,643
Profit shares	569,918	—	569,918	—
Administrative fees	297,983	388,029	604,676	792,984

Total expenses	6,048,528	7,549,663	11,727,472	15,488,627

NET INVESTMENT LOSS	(1,677,132)	(3,782,006)	(3,042,624)	(8,133,064)

NET INCOME(LOSS)	$14,020,170	$(13,117,005)	$27,343,760	$(56,392,190)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	1,552,158	2,436,149	1,631,380	2,465,929

Net income (loss) per weighted average General Partner and Limited Partner Unit	$9.03	$(5.38)	$16.76	$(22.87)

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2006 and 2005
(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	2,504,074	$6,199,855	$580,778,511	$586,978,366

Net loss	—	(599,181)	(55,793,009)	(56,392,190)

Redemptions	(144,212)	—	(30,873,781)	(30,873,781)

PARTNERS’ CAPITAL, June 30, 2005	2,359,862	$5,600,674	$494,111,721	$499,712,395

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Additions	9,226	—	2,161,422	2,161,422

Net income	—	310,101	27,033,659	27,343,760

Redemptions	(287,977)	(1,923,060)	(64,886,670)	(66,809,730)

PARTNERS’ CAPITAL, June 30, 2006	1,491,479	$4,316,038	$355,208,552	$359,524,590

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I LP (the “Partnership”) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

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

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05

Performance Summary

January 1, 2006 to June 30, 2006

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

The currency sector produced significant losses for the Partnership. The quarter was characterized by choppy, non-directional patterns making it difficult to identify trends. The U.S. dollar weakened against other major currencies during the beginning of the quarter, which hurt the Partnership’s long U.S. dollar positions. Consequently, some of those positions were liquidated and their direction was reversed. The U.S. dollar then moved higher against the newly established short positions. The Japanese yen strengthened mid-quarter, supported by expectations for tighter monetary policies in Japan, which negatively hurt the Partnership’s short positions. The quarter was marked by ranged-bound prices and high volatility resulting in losses through the end of the quarter.

April 1, 2006 to June 30, 2006

The Partnership experienced overall gains for the quarter. The interest rate, metals and currency sectors were profitable while the energy, stock indices and agricultural commodity sectors posted losses.

The interest rate sector was the most profitable for the Partnership, posting gains throughout the quarter.  Globally, bond prices declined in anticipation of further interest rate increases.  Strong economic data and growing inflation worries pushed yields to multi-year highs.  Sunrise maintained a high exposure in this sector and benefited from favorable market trends.  Uncertainty about the Federal Reserve’s position on interest rate increases kept the markets volatile and choppy mid-quarter.  A quarter-point interest rate hike at the end of June brought the short-term interest rates to 5.25 percent, which was the 17th consecutive rate hike since the Federal Reserve began to tighten credit in 2004.

Trading in the metals sector also posted gains for the Partnership.  The metals complex rallied to historically high levels, supported by a strong demand and tight global supplies.  The rally attracted more speculative commodity interest, which further intensified the buying momentum.  Sunrise reduced its exposure in the metals complex as prices reached targeted levels.  Although prices fell mid-quarter, Sunrise’s exposure was low due to their risk and money management techniques and gains were posted for the Partnership.

Gains were posted in trading in the currency sector despite losses early in the quarter.  The U.S. dollar came under pressure from several fronts and moved lower against other major currencies.  Comments from the group of seven industrialized nations that addressed global imbalances and called for more currency flexibility caused the dollar to fall.  The U.S. dollar weakened further when the Federal Reserve signaled it might pause in its interest tightening cycle.  Trading performance was negatively impacted mostly by long U.S. dollar trades against the yen, the Swiss franc, the Australian dollar and the New Zealand dollar.  Profits were generated in short U.S. dollar trades against the pound, the Euro and the Singapore dollar.  Mid-quarter, things turned around and the trading in the currency sector posted the most profits for the Partnership.  Despite the U.S. dollar rally against the short positions, the currency sector ended the period with solid gains.  The British pound outperformed the other major currencies and became the largest contributor to the Partnership’s positive performance.  The U.S. dollar advanced against most major minor currencies, due largely to speculation over interest rates.  Another factor in the U.S. dollar’s rise was weakness in its counterparts, especially the Japanese yen, the New Zealand dollar and the African rand.  Trading in major currencies produced losses, while profits were recorded in the minor currency component of the portfolio.

Trading in the energy sector posted losses for the Partnership.  Crude oil prices moved up and reached an exchange-record level of $75.35 as worries about tight summer gasoline supplies and tensions over Iran’s nuclear program remained high.  Sunrise’s long position, which was initiated in April, generated losses after a sharp pullback in prices.  Losses generated from positions in crude oil continued throughout the quarter.

Trading in stock indices also posted losses for the Partnership, despite small gains early on in the quarter.  Prices fell in May reflecting fears that inflation and rising interest rates might hurt corporate profits.  Late in the quarter prices moved higher after the Federal Reserve’s quarter-point rate hike.  The stock market reacted to the statement that accompanied the Federal Reserve’s decision as the Federal Reserve toned down its warning about further rate increases.  Therefore, Sunrise’s short positions in stock index futures generated losses for the quarter.

The largest losses were generated in the agricultural commodity sector.  Losses were posted throughout the quarter.  Favorable weather forecasts for the Midwest put pressure on grain futures and caused Sunrise to liquidate long corn and wheat positions.

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

The currency sector also posted substantial profits for the quarter.  The U.S. dollar advanced against the Euro and other major currencies in reaction to several key economic reports indicating that the U.S. economy may be growing faster than those of other developed countries.  The U.S. dollar was also supported by concerns about the French referendum on the European constitution and the prospects for European cooperation and political integration.  The dollar ended the quarter with continued strength against other major currencies.  The perception that U.S. interest rates will go higher while those of other countries are falling helped the U.S. dollar’s rally.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the General Partner of ML Select Futures I LP, with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ML SELECT FUTURES I LP

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2006	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)