Form 10-Q
period 2006-09-30
ML SELECT FUTURES I LP
filed 2006-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Princeton Corporate Campus

800 Scudders Mill Road - Section 2H

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6091

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

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$330,347,793	$397,284,591
Net unrealized profit on open contracts	2,813,517	14,499,360
Accrued interest	1,376,631	1,363,422

TOTAL ASSETS	$334,537,941	$413,147,373

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,533,302	$1,893,591
Administrative and other fees payable	90,514	106,906
Redemptions payable	5,243,877	14,317,738

Total liabilities	6,867,693	16,318,235

PARTNERS’ CAPITAL:
General Partner (15,661 and 26,449 Units)	3,563,116	5,928,997
Limited Partners (1,424,584 and 1,743,781 Units)	324,107,132	390,900,141

Total partners’ capital	327,670,248	396,829,138

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$334,537,941	$413,147,373

NET ASSET VALUE PER UNIT

(Based on 1,440,245 and 1,770,230 Units outstanding)	$227.51	$224.17

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
TRADING PROFITS (LOSSES):

Realized	$(167,075)	$(14,860,441)	$21,945,806	$(50,812,970)
Change in unrealized	(19,957,176)	9,209,390	(11,683,673)	(3,097,207)

Total trading profits (losses)	(20,124,251)	(5,651,051)	10,262,133	(53,910,177)

INVESTMENT INCOME:
Interest income	4,380,181	4,318,995	13,065,029	11,674,558

EXPENSES:
Brokerage commissions	4,682,223	6,467,685	15,235,101	21,163,328
Profit shares	(520,863)	—	49,055	—
Administrative and other fees	275,329	356,485	880,005	1,149,469

Total expenses	4,436,689	6,824,170	16,164,161	22,312,797

NET INVESTMENT LOSS	(56,508)	(2,505,175)	(3,099,132)	(10,638,239)

NET INCOME(LOSS)	$(20,180,759)	$(8,156,226)	$7,163,001	$(64,548,416)

NET INCOME(LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,480,389	2,260,961	1,581,049	2,397,606

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(13.63)	$(3.61)	$4.53	$(26.92)

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006 and 2005
(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	2,504,074	$6,199,855	$580,778,511	$586,978,366

Net loss	—	(686,242)	(63,862,174)	(64,548,416)

Redemptions	(433,479)	—	(90,787,170)	(90,787,170)

PARTNERS’ CAPITAL, September 30, 2005	2,070,595	$5,513,613	$426,129,167	$431,642,780

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Additions	13,777	—	3,239,364	3,239,364

Net income	—	70,795	7,092,206	$7,163,001

Redemptions	(343,762)	(2,436,676)	(77,124,579)	($79,561,255)

PARTNERS’ CAPITAL, September 30, 2006	1,440,245	$3,563,116	$324,107,132	$327,670,248

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I LP (the “Partnership”) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Partnership has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul	Aug	Sep
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51

Performance Summary

January 1, 2006 to September 30, 2006

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

The interest rate sector was the most profitable for the Partnership, posting gains throughout the quarter.  Globally, bond prices declined in anticipation of further interest rate increases.  Strong economic data and growing inflation worries pushed yields to multi-year highs.  The Partnership maintained a high exposure in this sector and benefited from favorable market trends.  Uncertainty about the U.S. Federal Reserve’s position on interest rate increases kept the markets volatile and choppy mid-quarter.  A quarter-point interest rate hike at the end of June brought the short-term interest rates to 5.25%, which was the 17th consecutive rate hike since the U.S. Federal Reserve began to tighten credit in 2004.

Trading in the metals sector also posted gains for the Partnership.  The metals complex rallied to historically high levels, supported by a strong demand and tight global supplies.  The rally attracted more speculative commodity interest, which further intensified the buying momentum.  The Partnership reduced its exposure in the metals complex as prices reached targeted levels.  Although prices fell mid-quarter, the Partnership’s exposure was low due to risk and money management techniques applied by Sunrise and gains were posted.

Gains were posted in trading in the currency sector despite losses early in the quarter.  The U.S. dollar came under pressure from several fronts and moved lower against other major currencies.  Comments from the group of seven industrialized nations that addressed global imbalances and called for more currency flexibility caused the U.S. dollar to fall.  The U.S. dollar weakened further when the Federal Reserve signaled it might pause in its interest tightening cycle.  Trading performance was negatively impacted mostly by long U.S. dollar trades against the Japanese yen, the Swiss franc, the Australian dollar and the New Zealand dollar.  Profits were generated in short U.S. dollar trades against the pound, the Euro and the Singapore dollar.  Mid-quarter, things turned around and the trading in the currency sector posted the most profits for the Partnership.  Despite the U.S. dollar rally against the short positions, the currency sector ended the period with solid gains.  The British pound outperformed the other major currencies and became the largest contributor to the Partnership’s positive performance.  The U.S. dollar advanced against most major and minor currencies, due largely to speculation over interest rates.  Another factor in the U.S. dollar’s rise was weakness in its counterparts, especially the Japanese yen, the New Zealand dollar and the African rand.  Trading in major currencies produced losses, while profits were recorded in the minor currency component of the portfolio.

Trading in the energy sector posted losses for the Partnership.  Crude oil prices moved up and reached an exchange-record level of $75.35 as worries about tight summer gasoline supplies and tensions over Iran’s nuclear program remained high.  The Partnership’s long position, which was initiated in April, generated losses after a sharp pullback in prices.  Losses generated from positions in crude oil continued throughout the quarter.

Trading in stock indices also posted losses for the Partnership, despite small gains early on in the quarter.  Prices fell in May reflecting fears that inflation and rising interest rates might hurt corporate profits.  Late in the quarter prices moved higher after the Federal Reserve’s quarter-point rate hike.  The stock market reacted to the statement that accompanied the Federal Reserve’s decision as the Federal Reserve toned down its warning about further rate increases.  Therefore, the Partnership’s short positions in stock index futures generated losses for the quarter.

The largest losses were generated in the agricultural commodity sector.  Losses were posted throughout the quarter.  Favorable weather forecasts for the Midwest put pressure on grain futures and caused the Partnership to liquidate long corn and wheat positions.

July 1, 2006 to September 30, 2006

The Partnership experienced an overall loss for the quarter. The currency sector was profitable for the Partnership while metals, stock indices, energy, agriculture and interest rates sectors sustained losses.

The currency sector was the most profitable for the Partnership. There were no gains the beginning of the quarter due to concerns about lower growth and higher inflation. The U.S. currency reversed direction in reaction to soft economic data and declined against most major currencies. Mid-quarter currencies posted profitable results with the Japanese yen and the British pound being the best performing markets. The quarter ended with losses being posted due to long British pound trades against the U.S. dollar and the Euro. The British pound was under pressure at the end of the quarter in reaction to unfavorable economic reports.  However the gains mid-quarter outweighed the losses experienced at the end of the quarter.

The metals sector posted losses for the Partnership. Due to the volatility of the markets trading was difficult throughout the quarter. There were no positions in the metal markets mid-quarter due to a lack of trends and/or unacceptable volatility. The quarter ended with minimal losses posted.

Stock indices also posted losses for the Partnership.  The quarter began with profits as stocks remained sensitive to economic reports and expectations for the Federal Reserve’s interest rate adjustment. Losses were posted mid-quarter due to short positions. The catalyst for stronger stock prices seemed to be a decline in crude oil futures and a pause in the Federal Reserve’s interest rate-raising cycle. Even though the quarter ended with the stock market staging a rally due to prospects of lower inflation, this was not enough to offset losses for the sector.

Trading in the energy sector posted losses for the Partnership. Crude oil prices topped at $79 a barrel as a result of the current conflict in the Middle East and concern that it might spread to other countries, including the threat to oil exports from the Persian Gulf.  Losses continued through mid-quarter as crude oil fell from above $77 a barrel following the news about the ceasefire in the Middle East. The market further declined below $70 a barrel causing the Partnership to liquidate all of its long energy positions. Crude oil prices fell below $60 a barrel at the end of the quarter down 21% from its high at the beginning of the quarter.  The factors behind the dramatic price decline included growing inventories and a slowdown in global economic growth.

The agricultural sector posted losses for the Partnership due to the volatility of the trading market. Short positions in sugar were profitable as prices fell to a 13-month low. The trend was supported by a stronger then expected harvest. Profits from sugar could not offset losses sustained from other commodities.

The interest rate sector was unprofitable for the Partnership.  The decline in performance was mainly attributed to the overall global market. Growth and inflation prospects as well as changing expectations about the Federal Reserve’s monetary policy were the key issues affecting the interest rate sector.  Trading in interest rates mid-quarter produced the largest losses for the Partnership as prices moved up against the short positions. Buying was sparked after the Federal Reserve decided not to increase interest rates for the first time in two years. As a result, the Partnership closed its longer-term interest rate positions and approximately 50% of its short term interest rate trades. The interest rate sector generated slightly negative results at the end of the quarter as the Partnership continues to build its long exposure in the market.

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

Trading in metals also posted losses throughout the quarter. This was possibly a sign of slowing global growth and Chinese demand.  In the gold and nickel markets, prices moved against our positions triggering signals to liquidate.

The agriculture sector generated significant losses for the Partnership. The escalating prices trend reversed and moved against long soybean and soy meal positions. A partial liquidation in both markets was triggered by a forecast for cooler temperatures and rain in the Midwest.

July 1, 2005 to September 30, 2005

Overall the Partnership experienced a loss for the quarter. The stock indices, energy, and metals sectors posted gains while the agriculture, interest rates, currency sector posted losses.

The stock indices handsomely outperformed the other sectors in the Partnership. In particular the DAX, Germany’s benchmark stock index was near a three-year high and the Nikkei 225 Stock Index reached a new four-year high. The Partnership took advantage of its trading profits by partially liquidating its long positions at profit target levels.

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

The currency sector was the least profitable for the Partnership. Trading losses were largely the result of unprofitable positions in the British pound against the Eurodollar and the Swiss franc. The British pound fell against the U.S. dollar and other major currencies as key indicators in Britain signaled a continued

economic slowdown. Concerns about London’s security following the terrorist attacks also negatively affected the British pound, which fell to its lowest level against the U.S. dollar in 14 months. However, at the beginning of the quarter there was an approximate 2% revaluation of the Chinese yuan against the U.S. dollar which led to a short rally in several Asian currencies, including the Japanese yen. The quarter ended with the U.S. dollar moving higher against other major currencies, reaching a two month high against the Japanese yen and Eurodollar. The U.S. currency was supported by generally positive fundamentals: rising interest rates, rising U.S. Treasury yields and continuing U.S. economic strength despite high oil prices.

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

ML SELECT FUTURES I LP

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006	By	/s/ Barbra E. Kocsis
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)