Form 10-K
period 2006-12-31
ML SELECT FUTURES I LP
filed 2007-03-30
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

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

Registrant’s telephone number, including area code: (609) 282-6091

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

As of  January 31, 2007, limited partnership units with an aggregate net asset value of $354,244,209 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2006 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading adviser, Chesapeake Capital Corporation (“Chesapeake”).  On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

As of December 31, 2006, the capitalization of the Partnership was $326,172,570  and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $242.51.

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

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership’s assets.  In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”).  Sunrise may trade these markets on any U.S. or non-U.S. exchange.  Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests.  As of December 31, 2006, Sunrise was managing approximately $1.589 billion (excluding “notional” funds) in the futures and forward markets.

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

Available Assets

The Partnership earns income, as described below, on its “Available Assets”, which can be generally described as the cash actually held by the Partnership.   Available Assets are held primarily in U.S. dollars and are comprised of the Partnership’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s account on a daily basis; the Partnership’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Available Assets do not include and the Partnership does not earn interest income on the Partnership’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2006, 2005, and 2004.

	2006		2005		2004
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commissions	$19,872,678	5.61%	$27,053,850	5.58%	$26,151,018	5.77%
Administrative and Filing Fees	1,153,304	0.33%	1,479,720	0.31%	1,641,858	0.36%
Profit Shares	49,055	0.01%	—	0.00%	4,731,366	1.04%
Total Expenses	$21,075,037	5.95%	$28,533,570	5.89%	$32,524,242	7.17%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges.  The Partnership’s average month-end Net Assets during 2006, 2005, and 2004 equaled $354,244,209, $484,905,224 and $453,646,399 , respectively.

During 2006, 2005, and 2004, the Partnership earned $ 17,187,972, $15,719,664, and $6,875,902 in interest income, or approximately 4.85%, 3.24%, and 1.52%, of the Partnership’s average month-end Net Assets.

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

During 2006, 2005 and 2004, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate Brokerage Commissions was approximately $591, $370 and $318, respectively.

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

Sunrise’s High Level of Equity Under Management Could Lead to Diminished Returns

Sunrise’s equity under management is approximately $1.589 billion.  The more money Sunrise manages, the more difficult it may be for Sunrise to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Large trades may result in more price slippage than smaller orders.

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

The Partnership Could lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  The Partnership’s assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

Item 3:             Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

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

(b)                                 Holders:

As of December 31, 2006, there were 3683 holders of Units, including MLAI.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statement of Income	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002

TRADING PROFIT (LOSS):
Realized	$37,752,945	$(24,222,659)	$52,256,615	$27,402,575	$5,392,704
Change in Unrealized	(5,477,059)	3,041,057	(14,070,731)	16,373,295	8,250,855
Total trading profit (loss)	32,275,886	(21,181,602)	38,185,884	43,775,870	13,643,559

INVESTMENT INCOME:
Interest	17,187,972	15,719,664	6,875,902	1,831,533	1,124,469

EXPENSES:
Brokerage Commissions	19,872,678	27,053,850	26,151,018	10,533,803	4,012,892
Profit Shares	49,055	—	4,731,366	8,416,558	2,508,724
Administrative and Filing Fees	1,153,304	1,479,720	1,641,858	622,464	182,404
Total Expenses	21,075,037	28,533,570	32,524,242	19,572,825	6,704,020

NET INVESTMENT LOSS	(3,887,065)	(12,813,906)	(25,648,340)	(17,741,292)	(5,579,551)

NET INCOME (LOSS)	$28,388,821	$(33,995,508)	$12,537,544	$26,034,578	$8,064,008

Balance Sheet Data	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Partner’s Capital	$326,172,570	$396,829,138	$586,978,366	$270,488,591	$105,744,139
Net Asset Value per Unit	$242.51	$224.17	$234.41	$224.63	$196.23

The following month-end net asset value per unit information has been derived from financial and accounting data of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$172.84	$167.29	$167.42	$168.82	$175.76	$189.55	$192.20	$193.42	$203.57	$196.64	$187.30	$196.23
2003	$212.87	$221.65	$207.96	$208.62	$217.96	$209.68	$206.45	$206.34	$199.40	$210.45	$207.90	$224.63
2004	$226.76	$243.15	$248.26	$237.31	$234.35	$227.99	$223.83	$214.07	$215.06	$222.39	$232.33	$234.41
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46	$210.63	$221.59	$224.17
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51	$233.62	$238.87	$242.51

Pursuant to CFTC policy, monthly performance is presented from January 1, 2002, even though the Units were outstanding prior to such date.

ML SELECT FUTURES I L.P.

December 31, 2006

Type of Pool:  Single Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $585,266,880

Current Capitalization:   $326,172,570

Worst Monthly Drawdown(2):  (6.32)% (01/05)

Worst Peak-to-Valley Drawdown(3):  (15.66)%  (04/04-08/05)

Net Asset Value per Unit, December 31, 2006:   $242.51

Monthly Rates of Return

Month	2006	2005	2004	2003	2002
January	0.43%	(6.32)%	0.95%	8.48%	(2.56)%
February	(0.14)	(0.38)	7.23	4.12	(3.21)
March	3.28	(0.75)	2.10	(6.18)	0.07
April	3.48	(1.45)	(4.41)	0.31	0.84
May	0.65	(0.67)	(1.25)	4.48	4.11
June	(0.33)	(0.37)	(2.71)	(3.80)	7.85
July	(4.38)	(2.50)	(1.82)	(1.54)	1.40
August	(0.79)	(0.09)	(4.36)	(0.05)	0.63
September	(0.51)	1.06	0.46	(3.36)	5.25
October	2.69	1.04	3.41	5.54	(3.40)
November	2.25	5.20	4.47	(1.21)	(4.75)
December	1.52	1.16	0.89	8.05	4.76
Compound Annual Rate of Return	8.18%	-4.37%	4.35%	14.47%	10.63%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2002 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2002 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Sunrise has been the Partnership’s sole Advisor since July 1, 1998.  Sunrise is a trend-following trader, whose program does not attempt to predict price movements.  Sunrise has generally not relied on using fundamental economic supply or demand analyses nor macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, its program applies proprietary models to analyze past market data, and from this data attempts to determine whether market prices are trending.  As a technical trader, Sunrise bases its strategies on the theory that market prices reflect the collective judgement of numerous market participants and are, accordingly, an efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

2006

Total Trading
Profit (Loss)
Stock Indices	$8,321,295
Metals	13,145,842
Interest Rates	6,848,350
Energy	470,071
Agricultural Commodities	(1,879,496)
Currencies	5,369,824
$32,275,886

The Partnership’s performance was an overall gain in 2006 with metals, stock indices, interest rates, currencies and energy posting gains while agriculture posted losses.

The metals sector produced gains for the Partnership. The year began with both precious and base metals continuing to be supported by strong supply-demand fundamentals. Concerns about the mining industry’s ability to meet growing demand, coupled with inflation and geopolitical concerns continued to drive prices higher. Gold, which is considered an indicator of inflation, rose to a 25-year high. Silver, which followed other precious and industrial metals, was trading at historically high levels, hitting a 22-year high. Growing demand for industrial metals in Asian economies seemed to be the main source of price support for the entire metals sector.  During the second quarter, the metals complex rallied to historically high levels, supported by a strong demand and tight global supplies. The rally attracted more speculative commodity interest, which further intensified the buying momentum. Trading was difficult throughout the third quarter due to the volatility of the markets. The year ended with the metals sector maintaining the profits it gained throughout the year.

The stock indices sector produced gains for the Partnership. Stock indices were profitable through the whole first quarter. During the second quarter, prices fell in May reflecting fears that inflation and rising interest rates might hurt corporate profits. Late in the quarter, prices moved higher after the U.S. Federal Reserve’s quarter-point rate hike. The stock market reacted to the statement that accompanied the U.S. Federal Reserve’s decision as the Federal Reserve toned down its warning about further rate increases. During the third quarter, the DAX, Germany’s benchmark stock index, was near a three-year high and the Nikkei 225 Stock Index reached a new four-year high. The year ended with several European and Japanese, as well as some domestic stock markets rising to new record highs.

The interest rates sector produced gains for the Partnership. The year started with year strong economic growth in the U.S. and abroad prompting central banks to raise interest rates.  The purpose of the economic tightening policy is to control the inflationary trend that tends to accompany economic growth. Mid-year global bond prices declined in anticipation of further interest rate increases. Strong economic data and growing inflation worries pushed yields to multi-year highs. Uncertainty about the U.S. Federal Reserve’s position on interest rate increases contributed towards keeping the markets volatile and choppy. A quarter-point interest rate hike at the end of June brought the short-term interest rates to 5.25%. During the third quarter, the U.S. Federal Reserve decided not to increase interest rates for the first time in two years. The year ended with inflation fears decreasing and short term interest rates remaining unchanged for the third consecutive month with the market remained range bound.

The currency sector produced gains for the Partnership. The beginning of year was characterized by choppy, non-directional patterns making it difficult to identify trends. The U.S. dollar weakened against other major currencies. Mid-year the U.S. dollar came under pressure from several fronts and moved lower against other major currencies. Comments from the group of seven industrialized nations that addressed global imbalances and called for more currency flexibility caused the U.S. dollar to fall.  The U.S. dollar weakened further when the U.S. Federal Reserve signaled it might pause in its interest tightening cycle. The British pound outperformed the other major currencies and became the largest contributor to the Partnership’s positive performance.  The U.S. dollar advanced against most major and minor currencies, due largely to speculation over interest rates.  Another factor in the U.S. dollar’s rise was weakness in its counterparts, especially the Japanese yen, the New Zealand dollar and the African rand. At the beginning of the third quarter, there were no gains due to concerns about lower growth and higher inflation. The U.S. currency reversed direction in reaction to soft economic data and declined against most major currencies. The British pound was under pressure at the end of the quarter in reaction to unfavorable economic reports. At the beginning of the fourth quarter, the U.S. dollar moved in relatively narrow ranges; it rose against other major currencies in early October only to reverse course and weaken in the second half of the month. Mid quarter, the British pound took center stage, rising to a 14-year high versus the U.S. dollar and generated significant profits for the Partnership’s long positions. The year ended with the U.S dollar higher against most major currencies.

The energy sector produced gains for the Partnership. At the beginning of the year, the energy sector posted a small profit for the Partnership. Mid-year crude oil prices moved up and reached an exchange-record level of $75.35 per barrel as concerns about tight summer gasoline supplies and tensions over Iran’s nuclear program remained high. During the third quarter, crude oil prices topped at $79 a barrel as a result of the current conflict in the Middle East and concern that conflict might spread to other countries, including the threat to oil exports from the Persian Gulf. Crude oil prices fell below $60 a barrel at the end of the quarter down 21% from its high at the beginning of the quarter. The factors behind the dramatic price decline included growing inventories and a slowdown in global economic growth. The year ended as energy prices weakened in reaction to unseasonably warm weather in the Northeastern U.S. and rising inventories of gasoline and other products. Falling oil prices triggered several profit-taking signals for the Partnership.

The agriculture sector produced losses for the Partnership. The beginning of the year saw sugar as the main single market contributor to positive returns reaching the highest price level since 1995. Mid-year favorable weather forecasts for the Midwest put pressure on grain futures and caused the Partnership to liquidate long corn and wheat positions. The third quarter ended with the sector posting losses due to increased volatility. The year ended with corn prices rising to new highs on expectations of strong ethanol demand and wheat prices moving higher due to reports of tight supplies.

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

The agricultural sector posted losses for the Partnership due to the volatility of the trading market. Profits from sugar reached an 11 year high and became one of the best performing commodities in 2006. However, profits from sugar could not offset losses sustained from other commodities.

The currency sector was the least profitable for the Partnership.  The year was characterized by a strong U.S. dollar even in light of higher energy prices and Hurricane Katrina’s effects.  At the beginning of the year, the U.S. dollar gained support by improved U.S. economic data and moved higher against most major and minor currencies. The rising U.S. dollar triggered exit signals for short U.S. dollar positions which resulted in losses. The trend of a stronger U.S. dollar continued through the middle part of the year as key economic reports indicated the United States is growing faster than other developed countries coupled with higher interest rates in the U.S. In the beginning of July, there was an approximate 2% revaluation of the Chinese yuan against the U.S. dollar which led to a short rally in several Asian currencies including the Japanese yen. Positive momentum for the U.S. dollar came at the end of the year which resulted from favorable interest rate differentials. The U.S. interest rates had climbed by 300 basis points over the past two years, while European and Japanese rates have remained stagnant.

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

The stock indices sector posted gains for the Partnership.  Trading in stock indices posted gains for the first quarter, with January being the most profitable month despite a volatile trading market.  During the second quarter, trading in stock indices posted losses for the Partnership; however June ended with foreign stock indices producing marginal profits for the Partnership but not enough to recover losses earlier in the quarter.  In the third quarter, trading in stock indices posted losses due to thin trading conditions and direction-less markets.  In the beginning of the fourth quarter, stock indices continued to trend upward on strong economic data and favorable earnings reports.  In the latter part of the year, trading in the stock market indices was profitable as stocks rose to their highest levels for the year in response to positive economic news and earnings reports.

The metals sector posted a loss for the year despite posting significant gains early in the year. During the first quarter, despite the volatility in the market, copper and aluminum posted profits early in the quarter, due to tight supplies.  Base metals, with the exception of nickel, continued to rise driven by strong demand, U.S. dollar weakness and declining stocks.  Silver was the best performing market overall.  The metals sector posted losses for the Partnership in the second quarter.  News about a slowing Chinese economy and possible decline in global demand for commodities put downward pressure on commodity prices, especially metals.  In the third quarter, metals posted a loss despite small gains in the latter part of the quarter, primarily due to low trading volumes early in the quarter followed by a difficult trading environment with markets trading in extremely narrow ranges and the absence of any directional movement.   Zinc rallied against the Partnership’s short positions reaching the highest price since June, causing losses at the end of the quarter.  During the fourth quarter, positions in precious and industrial metals were profitable, with trading capitalizing on the rising prices of gold, silver, and zinc.  In the latter part of the year, the gaining trend continued as aluminum reached its highest level in nine years and the price of zinc rose to a five year high.

The currency sector posted a loss overall for the Partnership.  Currencies started the year as profitable followed by very volatile markets later in the first quarter which detracted from performance.  Losses were posted for the sector in the second quarter.  The largest losses came from short U.S. dollar positions versus minor currency positions.  The second quarter ended with currency trading exposure close to a historic low for the month of June with few trading opportunities in the markets.  The currency sector posted the largest losses for the third quarter, with the largest losses posted in August.  With questions over soft employment numbers, terror alerts, uncertainty about the U.S. election and high oil prices, the U.S. dollar initially weakened, then gained momentum against major European currencies later in August.  Currency cross rates produced the largest losses within this sector.  Early in the fourth quarter, the U.S. dollar weakened against all of its major currency counterparts thus generating profits for short positions.  Many events, including higher oil prices and uncertainties surrounding a close presidential election, put pressure on the U.S. currency.  In November, the strongest performer was the currency sector, benefiting from the bearish U.S. dollar trend as the currency’s decline continued throughout the month.  Currency trading was difficult in December with the U.S. dollar declining to record lows against some major and minor currencies, generating profits which were offset by losses in major currency cross rates.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Partnership are gross profitability from the Partnership’s trading activities and interest income.

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

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total) are the Profit Shares payable to the Advisor based on the new Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years. During the fiscal year 2006, the Partnership’s average capitalization was approximately $354,244,209.  During the fiscal year 2005, the Partnership’s average capitalization was approximately $484,905,224.

December 31, 2006

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,887,758	0.53%	$6,222,410	$197,905
Metals	183,195	0.05%	458,773	—
Stock Indices	1,534,109	0.43%	5,526,258	—
Interest Rates	26,922,172	7.60%	33,894,080	13,349,857
Energy	589,740	0.17%	2,618,734	—
Agricultural Commodities	218,024	0.06%	1,475,549	—

TOTAL	$31,334,998	8.85%	$50,195,804	$13,547,762

December 31, 2005

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$6,987,693	1.44%	$17,754,659	$2,858,755
Metals	1,196,851	0.25%	2,854,149	173,179
Stock Indices	2,376,331	0.49%	4,192,393	737,915
Interest Rates	23,465,447	4.84%	41,662,275	14,439,368
Energy	173,769	0.04%	1,117,195	—
Agricultural Commodities	986,646	0.20%	2,046,715	310,872

TOTAL	$35,186,737	7.26%	$69,627,386	$18,520,089

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and Sunrise for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2006. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy.

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

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

Item 8: Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML Select Futures I  L.P.

Net Income by Quarter (unaudited)

Eight Quarters through December 31, 2006

		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Totals	2006	2006	2006	2006	2005	2005	2005	2005
Total Income (Loss)		$26,136,696	$(15,744,070)	$20,068,698	$19,002,534	$36,773,681	$(1,332,056)	$(5,567,342)	$(35,336,221)
Total Expenses		4,910,876	4,436,689	6,048,528	5,678,944	6,220,773	6,824,170	7,549,663	7,938,964
Net Income (Loss)		$21,225,820	$(20,180,759)	$14,020,170	$13,323,590	$30,552,908	$(8,156,226)	$(13,117,005)	$(43,275,185)

Weighted average units		1,408,746	1,480,389	1,552,158	1,710,600	1,951,012	2,260,961	2,436,149	2,495,709

Net Income (Loss) per Unit		$15.07	$(13.63)	$9.03	$7.79	$15.66	$(3.61)	$(5.38)	$(17.34)

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

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer and President

Robert D. Ollwerther	Chief Operating Officer and Manager

Barbra E. Kocsis	Chief Financial Officer

Robert M. Alderman	Vice President and Manager

Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000, Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies

Robert D. Ollwerther was born in 1956. He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer

for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Robert M. Alderman was born in 1960. He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959. He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $3,607,393.

MLAI acts as the sponsor, general partner or manager to  eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation  L.P., ML APM Global Futures Access LLC;  ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC, and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable. (Neither the Partnership nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.  There are no listed Shares of the Partnership or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Partnership does not itself have any officers, managers or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed   by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2006, MLAI owned 14,878 Unit-equivalent general partnership interests, which constituted 1.11% of the total Units outstanding, the principals of MLAI did not own any Units, and the Advisor did not own any Units.

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

In 2006, the Partnership expensed:  (i) Brokerage Commissions of $19,872,678 to MLPF&S, which included $ 3,598,915 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $903,304 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                  Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2006 were $45,207.

Aggregate fees billed for these services for the year ended December 31, 2005 were $38,500.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2006 or 2005 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2006 were $72,000.

Aggregate fees billed for these services for the year ended December 31, 2005 were $72,000.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2006 or 2005 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2006 and 2005	2

	For the years ended December 31, 2006, 2005 and 2004:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the year ended December 31, 2006	5

	Notes to Financial Statements	6-12

2.	Financial Statement Schedules:

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

3.02	ML Select Futures I L.P. Sixth Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02(a) contained in the Registrant’s Registration Statement

10.01	Subscription Agreement

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement

10.03	Customer Agreement between ML Chesapeake L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Consulting Agreement between Merrill Lynch Futures Inc. and Sunrise Capital Partners, LLC.

Exhibit 10.04:	Is incorporated hereby by reference from Exhibit 10.04 contained in the Registrant’s Registration Statement.

10.05	Selling Agreement among ML Chesapeake L.P., Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Chesapeake Capital Corporation.

Exhibit 10.05:	Is incorporated hereby by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature		Title	Date

/s/Benjamin C. Weston		Chief Executive Officer and President	March 30, 2007
Bejamin Weston

/s/ Robert D. Ollwerther		Chief Operating Officer and Manager	March 30, 2007
Robert D. Ollwerther

/s/Barbra E. Kocsis		Chief Financial Officer	March 30, 2007
Barbra E. Kocsis

/s/Robert M. Alderman		Vice President and Manager	March 30, 2007
Robert M. Alderman

/s/Andrew B. Weisman		Manager	March 30, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Sponsor of Registrant			March 30, 2007

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

ML SELECT FUTURES LIMITED PARTNERSHIP

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm