Form 10-Q
period 2007-03-31
ML SELECT FUTURES I LP
filed 2007-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐  No  ☐

SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $75,657,402 for 2007 and $92,042,246 for 2006)	$293,697,180	$322,600,743
Net unrealized profit on open contracts	12,049,720	9,022,301
Accrued interest	1,275,035	1,378,976

TOTAL ASSETS	$307,021,935	$333,002,020

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,407,187	$1,526,262
Administrative and filing fees payable	84,796	90,193
Redemptions payable	3,536,978	5,212,995

Total liabilities	5,028,961	6,829,450

PARTNERS’ CAPITAL:
General Partner (13,916 and 14,878 Units)	3,242,953	3,607,393
Limited Partners (1,281,580 and 1,330,119 Units)	298,750,021	322,565,177

Total partners’ capital	301,992,974	326,172,570

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$307,021,935	$333,002,020

NET ASSET VALUE PER UNIT

(Based on 1,295,496 and 1,344,997 Units outstanding, Unlimited Units authorized)	$233.11	$242.51

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
TRADING PROFIT (LOSS):
Realized	$(14,378,069)	$14,357,427
Change in unrealized	3,027,419	331,655

Total trading profit (loss)	(11,350,650)	14,689,082

INVESTMENT INCOME:
Interest	3,954,640	4,313,452

EXPENSES:
Brokerage commissions	4,454,141	5,372,251
Administrative and filing fees	264,961	306,693
Profit Shares	37,701	—

Total expenses	4,756,803	5,678,944

NET INVESTMENT LOSS	(802,163)	(1,365,492)

NET INCOME (LOSS)	$(12,152,813)	$13,323,590

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,327,037	1,710,600

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(9.16)	$7.79

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007 and 2006

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Subscriptions	3,384	—	760,222	760,222

Net income	—	152,026	13,171,564	13,323,590

Redemptions	(192,523)	(1,923,061)	(41,864,171)	(43,787,232

PARTNERS’ CAPITAL, March 31, 2006	1,581,091	$4,157,962	$362,967,756	$367,125,718

PARTNERS’ CAPITAL, December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Subscriptions	4,613	—	1,132,744	1,132,744

Net loss	—	(130,443)	(12,022,370)	(12,152,813

Redemptions	(54,114)	(233,997)	(12,925,530)	(13,159,527

PARTNERS’ CAPITAL, March 31, 2007	1,295,496	$3,242,953	$298,750,021	$301,992,974

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I L.P. (the “Partnership”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

2.     MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s Net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit on open contracts on the Statements of Financial Condition.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan	Feb	Mar
2006	$225.13	$224.83	$232.20
2007	$250.27	$243.24	$233.11

Performance Summary

January 1, 2007 to March 31, 2007

The Partnership experienced an overall loss for the quarter. The agriculture and currency sectors posted profits for the Partnership while energy, interest rates, stock indices and metal sectors sustained losses.

The agriculture sector was the most profitable for the Partnership. Profits from sugar were profitable at the beginning of the quarter as prices continued to decline. Soybeans and soybean meal futures rallied mid-quarter due to new contract highs on the possibility of planting and weather problems. The quarter ended with losses posted to the Partnership due to weakened commodities prices causing the Partnership to exit most of the long positions.

The currency sector was also profitable for the Partnership. There were gains at the beginning of the quarter due to long British pound positions against the Swiss franc, the Euro and the Japanese yen. The British pound continued to strengthen against most major currencies due to rising United Kingdom interest rates reaching a two year high against the Euro and an eight year high against the Japanese yen. The United States dollar also gained upward momentum especially against the Japanese yen. Losses were posted mid-quarter as the United States dollar declined significantly against the Japanese yen causing a partial liquidation of the Partnership’s short Japanese yen trades. Major currency cross rates also posted losses for the Partnership due to the declining British pound. Trading in currencies at quarters’ end was slightly positive due to minor currencies, especially in the Australian dollar and the New Zealand dollar, which moved higher in favor of the Partnership’s long positions.

Trading in the energy sector posted losses for the Partnership. The quarter began with profits posted to the Partnership due to the United States crude futures falling to a twenty month low. Declining energy prices reached profit target levels resulting in a partial liquidation of the Partnership’s short energy positions. Rising inventories and warm weather were the primary drivers of the downward move. Despite initial weakness, the oil complex moved upward beginning mid-quarter and remained volatile with crude oil reaching a two-month high when the price rose above $60.00 a barrel. This move contributed heavily to the sector losses suffered by the Partnership’s short energy positions. Crude oil initially weakened and then rallied to 2007 highs due to uncertainty over the hostage situation between the United Kingdom and Iran. Most of the Partnership’s short energy positions were liquidated at quarters end.

The interest rate sector also posted losses for the Partnership. Performance in the interest rate markets were mixed at the beginning of the quarter due to yields rising in most major markets, except Japan with moderate profits being generated in European interest rates futures. Losses were also incurred mid-quarter as investors fled to safer alternatives and drove the market higher, against the Partnership’s short positions. The stock market decline triggered a rally in interest rate futures at quarters’ end which generated losses for the Partnership.

Stock indices posted losses for the Partnership. Equity markets performed well at beginning of the quarter due to soft inflation and solid economic growth creating a positive environment for equities as long trades in both domestic and foreign stock indices recorded profits. Mid-quarter, however, generated losses due to the fact that most major stock indices had been at their long-term high and the Partnership had to liquidate a small portion of its long positions as profit targets were reached. Indices continued to decline to the end of the quarter.

The metals sector posted losses for the Partnership. Due to the volatility of the markets, trading was difficult throughout the quarter. There were no positions in the metal markets mid-quarter due to a lack of trends and/or unacceptable volatility. The quarters trading in this sector ended with losses posted.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended March 31, 2007 and 2006, respectively. During the first quarter of fiscal year 2007, the Partnership’s average capitalization was approximately $319,388,794. During the first quarter of fiscal year 2006, the Partnership’s average capitalization was approximately $379,872,606

	March 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,093,399	0.34%	$2,269,543	$27,165
Currencies	6,674,329	2.09%	10,259,936	3,740,587
Energy	991,920	0.31%	1,516,450	298,620
Interest Rates	27,111,131	8.49%	36,621,276	20,329,506
Metals	1,342,882	0.42%	3,189,574	74,447
Stock Indices	6,042,359	1.89%	9,885,296	3,005,034

TOTAL	$43,256,020	13.54%	$63,742,075	$27,475,359

	March 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$21,460	0.01%	$44,026	$8,017
Currencies	929,855	0.24%	1,735,473	197,905
Energy	—	0.00%	—	—
Interest Rates	20,057,219	5.28%	27,035,651	13,349,857
Metals	262,615	0.07%	384,352	159,132
Stock Indices	364,495	0.10%	431,680	256,047

TOTAL	$21,635,644	5.70%	$29,631,182	$13,970,958

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin”.

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

Item 4.    Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Select Futures I L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. and Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (“SEC”). In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron. Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million. In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (“NASD”) and the New York Stock Exchange (“NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests. Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure. In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education. The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years. MLPF&S also agreed to comply with certain undertakings.

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

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)