Form 10-Q
period 2007-06-30
ML SELECT FUTURES I LP
filed 2007-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $52,981,835 for 2007 and $92,042,246 for 2006)	$316,952,130	$322,600,743
Net unrealized profit on open contracts	15,905,569	9,022,301
Accrued interest	1,246,280	1,378,976

TOTAL ASSETS	$334,103,979	$333,002,020

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,531,307	$1,526,262
Administrative and filing fees payable	90,439	90,193
Profit s hares payable	5,523,055	—
Redemptions payable	6,137,149	5,212,995

Total liabilities	13,281,950	6,829,450

PARTNERS’ CAPITAL:
General Partner (13,916 and 14,878 Units)	3,635,336	3,607,393
Limited Partners (1,213,429 and 1,330,119 Units)	317,186,693	322,565,177

Total partners’ capital	320,822,029	326,172,570

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$334,103,979	$333,002,020

NET ASSET VALUE PER UNIT

(Based on 1,227,345 and 1,344,997 Units outstanding)	$261.40	$242.51

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF INCOME
(unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
TRADING PROFIT :

Realized	$39,161,357	$7,755,454	$24,783,288	$22,112,881
Change in unrealized	3,855,849	7,941,848	6,883,268	8,273,503

Total trading profit	43,017,206	15,697,302	31,666,556	30,386,384

INVESTMENT INCOME:
Interest income	3,707,358	4,371,396	7,661,998	8,684,848

EXPENSES:
Brokerage commissions	4,548,125	5,180,627	9,002,266	10,552,878
Profit shares	5,618,242	569,918	5,655,943	569,918
Administrative and filing fees	269,233	297,983	534,194	604,676

Total expenses	10,435,600	6,048,528	15,192,403	11,727,472

NET INVESTMENT LOSS	(6,728,242)	(1,677,132)	(7,530,405)	(3,042,624)

NET INCOME	$36,288,964	$14,020,170	$24,136,151	$27,343,760

NET INCOME PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,274,203	1,552,158	1,300,620	1,631,380

Net income per weighted average General Partner and Limited Partner Unit	$28.48	$9.03	$18.56	$16.76

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2007 and 2006
(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Additions	9,226	—	2,161,422	2,161,422

Net income	—	310,101	27,033,659	27,343,760

Redemptions	(287,977)	(1,923,060)	(64,886,670)	(66,809,730)

PARTNERS’ CAPITAL, June 30, 2006	1,491,479	$4,316,038	$355,208,552	$359,524,590

PARTNERS’ CAPITAL, December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Additions	8,635	—	2,118,864	2,118,864

Net income	—	261,940	23,874,211	24,136,151

Redemptions	(126,287)	(233,997)	(31,371,559)	(31,605,556)

PARTNERS’ CAPITAL, June 30, 2007	1,227,345	$3,635,336	$317,186,693	$320,822,029

See notes to financial statements.

ML SELECT FUTURES I LP
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I LP (the “Partnership”) as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and 2006.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

3.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006.  The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

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

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40

Performance Summary

January 1, 2007 to June 30, 2007

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

The currency sector was also profitable for the Partnership. There were gains at the beginning of the quarter due to long British pound positions against the Swiss franc, the Euro and the Japanese yen. The British pound continued to strengthen against most major currencies due to rising United Kingdom interest rates reaching a two year high against the Euro and an eight year high against the Japanese yen. The U.S. dollar also gained upward momentum especially against the Japanese yen. Losses were posted mid-quarter as the U.S. dollar declined significantly against the Japanese yen causing a partial liquidation of the Partnership’s short Japanese yen trades. Major currency cross rates also posted losses for the Partnership due to the declining British pound. Trading in currencies at quarters’ end was slightly positive due to minor currencies, especially in the Australian dollar and the New Zealand dollar, which moved higher in favor of the Partnership’s long positions.

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

April 1, 2007 to June 30, 2007

The Partnership posted overall gains for the second quarter. The currency, stock indices, and interest rate sectors posted profits for the Partnership while metals, energy and the agricultural sectors sustained losses.

The currency sector was the most profitable for the Partnership.  Profits were generated at the beginning of the quarter as the U.S. dollar dropped to an all time low against the Euro and hit multiyear lows against other major and minor currencies. Sentiment towards the U.S. dollar remained negative in reaction to the disappointing United States economic data. Therefore, long positions in the Euro, British pound, Australian dollar, and New Zealand dollar generated solid gains against the U.S. dollar.  By mid quarter losses were posted to the Partnership due to the short dollar position in the U.S. dollar that rose against major and minor currencies. The quarter ended with profits being posted in short positions in the U. S. dollar trading against the Australian dollar and the New Zealand dollar. Also, long positions in the British pound trading against the Swiss franc and the Japanese yen were also profitable for the Partnership.

Stock indices were also profitable for the Partnership. The beginning of the quarter trading was also profitable in the global stock market indices as favorable reports on economic growth abroad and corporate profits helped drive stock markets into record territory. The Program initiated several new trades in domestic stock indices while reducing its exposure to highly profitable European stock indices on profit taking. Bond prices fell mid quarter as yields began to rise, driven by the strong global economy. The market experienced sharp up and down moves as the quarter ended producing losses for the Partnership that were offset by gains from foreign stock index futures.

The interest rate sector posted profits for the Partnership.  Performance in the interest rate markets were mixed at the beginning of the quarter due to domestic interest rate futures posting losses as the United States Federal Reserve was still on hold since last summer regarding interest rate adjustments. A number of equity markets reached new historic highs during mid quarter. The environment of solid economic growth across major world economies continued to support the stock market rally which posted profits for the Partnership. In reaction to continued global expansion and strong economic growth, the European Central Bank raised interest rates to curb inflationary pressures resulting in the price of European debt instruments moving down, in favor of the Program’s short positions.

The agriculture sector posted losses for the Partnership. At the beginning of the quarter, soybeans, wheat and cotton soared due to the acreage and stock reports as well as weather forecasts. However, this could not offset the losses incurred mid through the end of the quarter as price action in agricultural commodities remained very choppy.

Trading in the energy sector posted losses for the Partnership. Due to the volatility of the markets, trading was difficult and relatively flat throughout the quarter.

The metals sector was the least profitable for the Partnership. Due to the volatility of the markets, trading was difficult throughout the quarter. Base and precious metals posted losses as prices declined across the board. Weakness in metals was a reflection of rising inventories which triggered heavy position liquidation in the market mid quarter, resulting in losses being posted to the Partnership through quarter’s end.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended June 30, 2007 and 2006, respectively. For the six months ended, the Partnership’s average capitalization was approximately $319,406,243.  During the second quarter of fiscal year 2006, the Partnership’s average capitalization was approximately $374,130,953.

	June 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agricultural Commodities	$607,774	0.19%	$2,269,543	$27,165
Currencies	4,894,619	1.53%	10,259,936	1,273,208
Energy	554,942	0.17%	1,516,450	33,851
Interest Rates	32,335,160	10.12%	40,096,007	20,329,506
Metals	951,548	0.30%	3,189,574	—
Stock Indices	4,877,395	1.53%	9,885,296	2,533,744

TOTAL	$44,221,438	13.84%	$67,216,806	$24,197,474

	June 30, 2006
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk
Agricultural Commodities	$114,547	0.03%	$390,160	$8,017
Currencies	1,008,619	0.27%	1,736,242	197,905
Energy	86,647	0.02%	212,747	—
Interest Rates	26,189,102	7.00%	33,207,909	13,349,857
Metals	165,750	0.04%	384,352	18,892
Stock Indices	263,353	0.07%	431,680	—

TOTAL	$27,828,018	7.43%	$36,363,090	$13,574,671

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

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c).  MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

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

ML SELECT FUTURES I LP

.
	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC (General Partner)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis Chief Financial Officer (Principal Financial and Accounting Officer)