Form 10-Q
period 2007-09-30
ML SELECT FUTURES I LP
filed 2007-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

(Zip Code)

609-274-5838

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

Yes  ☐  No  ☐

SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $34,074,094 for 2007 and $92,042,246 for 2006)	$251,829,339	$322,600,743
Net unrealized profit on open contracts	13,630,445	9,022,301
Accrued interest	1,093,937	1,378,976

TOTAL ASSETS	$266,553,721	$333,002,020

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,221,214	$1,526,262
Administrative and filing fees payable	76,345	90,193
Profit shares payable	104,489	—
Redemptions payable	9,779,333	5,212,995

Total liabilities	11,181,381	6,829,450

PARTNERS’ CAPITAL:
General Partner (13,916 and 14,878 Units)	3,100,631	3,607,393
Limited Partners (1,131,165 and 1,330,119 Units)	252,271,709	322,565,177

Total partners’ capital	255,372,340	326,172,570

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$266,553,721	$333,002,020

NET ASSET VALUE PER UNIT

(Based on 1,145,081 and 1,344,997 Units outstanding)	$223.02	$242.51

See notes to financial statements.

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
TRADING PROFIT (LOSS) :

Realized	$(49,941,696)	$(167,075)	$(25,158,408)	$21,945,806
Change in unrealized	(2,275,124)	(19,957,176)	4,608,144	(11,683,673)

Total trading profit (loss)	(52,216,820)	(20,124,251)	(20,550,264)	10,262,133

INVESTMENT INCOME:
Interest income	3,498,164	4,380,181	11,160,162	13,065,029

EXPENSES:
Brokerage commissions	3,789,764	4,682,223	12,792,030	15,235,101
Profit shares	(5,418,566)	(520,863)	237,377	49,055
Administrative and filing fees	234,761	275,329	768,955	880,005

Total expenses	(1,394,041)	4,436,689	13,798,362	16,164,161

NET INVESTMENT INCOME (LOSS)	4,892,205	(56,508)	(2,638,200)	(3,099,132)

NET INCOME (LOSS)	$(47,324,615)	$(20,180,759)	$(23,188,464)	$7,163,001

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,211,846	1,480,389	1,271,085	1,581,049

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(39.05)	$(13.63)	$(18.24)	$4.53

See notes to financial statements.

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007 and 2006

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	1,770,230	$5,928,997	$390,900,141	$396,829,138

Additions	13,777	—	3,239,364	3,239,364

Net income	—	70,795	7,092,206	7,163,001

Redemptions	(343,762)	(2,436,676)	(77,124,579)	(79,561,255)

PARTNERS’ CAPITAL, September 30, 2006	1,440,245	$3,563,116	$324,107,132	$327,670,248

PARTNERS’ CAPITAL, December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Additions	9,068	—	2,213,518	2,213,518

Net loss	—	(272,765)	(22,915,699)	(23,188,464)

Redemptions	(208,984)	(233,997)	(49,591,287)	(49,825,284)

PARTNERS’ CAPITAL September 30, 2007	1,145,081	$3,100,631	$252,271,709	$255,372,340

See notes to financial statements.

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Select Futures I LP (the “Partnership”) as of September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

3.              RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Partnership posted losses for the third quarter. The metals sector posted profits for the Partnership while the agricultural, energy, interest rates, stock indices and currency sectors sustained losses.

The metals sector posted profits for the Partnership. Profits were posted to the Partnership at the beginning and end of the quarter in spite of the volatile markets and a difficult trading environment. Global growth remained strong as demand for commodities that are priced in U.S. dollars grew at quarters end as gold prices moved higher posting solid profits.

The agriculture sector posted losses for the Partnership. The beginning of the quarter generated losses for the Partnership due to increased volatility and trend reversals. Wheat generated profits for the Partnership mid-quarter as the market climbed to an all-time high due to global production problems, a pre-existing tight inventory, and technical strength. Grains rallied at the end of the quarter mainly due to demand from the growing economies of Asia and Latin America posting profits for the Partnership.

The energy sector posted overall losses for the Partnership. Profits were posted to the Partnership at the beginning of the quarter only to be reversed mid-quarter. A drop in crude oil prices was responsible for losses in the energy sector mid-quarter. The Partnership was stopped out of its remaining long crude oil positions. The quarter ended with profits being posted to the Partnership due to oil prices moving to record highs. The cut in interest rates, rising energy demands and forecasts for continued declines in U.S. inventories were among the major factors behind the rally.

The interest rate sector posted losses for the Partnership. The trends of rising stocks and interest rates switched sharply at the beginning of the quarter forcing the Partnership out of some profitable positions. The interest rate market rallied as investors moved into the traditional safety of government bonds, which generated losses for the Partnership. Trading in interest rate futures also produced losses mid-quarter as investors moved from stocks to less risky government securities and pushed prices higher against the Partnership’s short positions. These short positions were quickly liquidated and long positions were initiated for some shorter-term systems. The quarter ended with the interest rate sector posting profits to the Partnership as prices moved higher in favor of the Partnership’s long positions.

Stock indices posted losses for the Partnership. The steepest losses were recorded at the beginning of the quarter in global stock indices as stock prices fell sharply just days after setting record highs. Various pieces of unfavorable economic news sent the stock market down: concerns about the state of the U.S. credit and housing markets, corporate borrowing and mixed corporate results. Losses continued to be posted to the Partnership mid-quarter through the end of the quarter due to dramatic price reversals as well as major position adjustments in the financial sector around the world.

The currency sector posted losses for the Partnership. Volatility and uncertainty returned to the currency market at the beginning of the quarter as declines in global equity markets prompted position liquidation in the currency sector. The Partnership’s short positions in the Japanese yen suffered losses when the currency moved higher against its major counterparts. The majority of high yielding currencies reversed trend and fell against the dollar. Losses continued to be posted to the Partnership mid-quarter in reaction to developments in the global financial system. The Japanese yen rallied while the British pound, the Euro, the Australian dollar and the New Zealand dollar weakened sharply as investors reduced their exposure to high yielding carry trades. As a result, the Partnership liquidated a large portion of its short Japanese yen crosses and a large portion of its long positions in minor currencies. The trend of the lower U.S dollar and stronger commodity prices enabled the Partnership to post profits at the end of the quarter. The U.S. dollar hit a series of new record lows against the Euro after the U.S. Federal Reserve cut its short-term lending rate by a half point on September 18, 2007. The interest rate adjustment was a result of developments in the financial markets. It was negative for the U.S. dollar, with an outlook for less favorable interest rate differentials. Higher yielding currencies, like the Euro, Australian dollar, and the New Zealand dollar, showed gains after the U.S. Federal Reserve’s announcement.

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

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended, September 30, 2007 and 2006 the Partnership’s average capitalization was approximately $304,045,690 and $362,278,358, respectively.

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$792,681	0.26%	$2,269,543	$27,165
Currencies	7,020,578	2.31%	17,571,714	1,273,153
Energy	896,066	0.29%	2,326,145	33,851
Interest Rates	25,028,378	8.23%	40,096,007	4,345,113
Metals	1,167,695	0.38%	3,778,699	—
Stock Indices	3,883,900	1.28%	9,885,296	654,584

TOTAL	$38,789,298	12.75%	$75,927,404	$6,333,866

	September 30, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$127,119	0.04%	$390,160	$8,017
Currencies	1,346,275	0.37%	4,703,681	171,992
Energy	250,143	0.07%	936,655	—
Interest Rates	25,767,837	7.11%	33,207,909	13,349,857
Metals	167,068	0.05%	384,352	—
Stock Indices	862,015	0.24%	4,181,076	—

TOTAL	$28,520,457	7.88%	$43,803,833	$13,529,866

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

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Security Act. The selling agent of the following Class of Unit was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-07	$39,772	164	$242.51
Feb-07	384,415	1,536	250.27
Mar-07	708,558	2,913	243.24
Apr-07	407,943	1,750	233.11
May-07	290,759	1,171	248.30
Jun-07	287,417	1,101	261.05
Jul-07	19,866	76	261.40
Aug-07	—	—	246.27
Sep-07	74,788	357	209.49
Oct-07	—	—	223.02

(a)          None.

(b)         None.

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

ML SELECT FUTURES I LP

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)