Form 10-K
period 2007-12-31
ML SELECT FUTURES I LP
filed 2008-03-31
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML SELECT FUTURES I L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code: (609) 274-5838

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

Yes ☒ No☐

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

As of January 31, 2008, limited partnership units with a Net Asset Value of $236,000,771 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2007 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), the Sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading adviser, Chesapeake Capital Corporation (“Chesapeake”). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

As of December 31, 2007, the capitalization of the Partnership was $225,754,363 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $250.55.

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $261.40 (June 30, 2007) and the lowest was $127.01 (July 31, 1998).

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

Employees

The Partnership has no employees.

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership’s assets.  In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”).  Sunrise may trade these markets on any U.S. or non-U.S. exchange.  Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests.  As of December 31, 2007, Sunrise was managing approximately $1.589 billion (excluding “notional” funds) in the futures and forward markets.

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

Market Sectors

In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly diversified portfolio of futures and forward markets.  Commodity interests currently included in the Expanded Diversified Program are: currencies (majors, minors, & crossrates), metals (gold, silver, copper, aluminum, nickel, and zinc), indices (S&P 500, DAX, and Nikkei 225), interest rates (T-bonds, T-Notes, Eurodollars, Euro-Bund, three-month Euro Futures, Euro BOBL, Japanese Government Bond, Euroyen, 90-day Australian Bank Accepted Bill (“Aussie Bill”) and three-month Canadian Bankers’ Acceptance Note), energy (crude oil and natural gas) and agriculturals (soybeans, soymeal, corn, wheat, coffee and sugar and cotton).

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

Custody of Assets

All of the Partnership’s trading assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Available Assets

The Partnership earns income, as described below, on its “Available Assets”, which can be generally described as the cash actually held by the Partnership.   Available Assets are held primarily in U.S. dollars and are comprised of the Partnership’s cash balances held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s account on a daily basis; the Partnership’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Available Assets do not include and the Partnership does not earn interest income on the Partnership’s  unrealized gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

Interest Paid by Merrill Lynch on the Partnership’s Non-U.S. Dollar Available Assets

Under the single currency margining system implemented for the Partnership, the Partnership does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Partnership to retain the monies which would otherwise be required for such margin as part of the Partnership’s U.S. dollar Available Assets.  The Partnership does not earn interest on foreign margin deposits provided by MLPF&S. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets.  Specifically, the Partnership is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership.  Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2007, 2006, and 2005.

	2007		2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Brokerage Commissions	$16,351,736	5.66%	$19,872,678	5.61%	$27,053,850	5.58%
Administrative and Filing Fees	993,261	0.35%	1,153,304	0.33%	1,479,720	0.31%
Profit Shares	671,266	0.23%	49,055	0.01%	—	—
Total Expenses	$18,016,263	6.24%	$21,075,037	5.95%	$28,533,570	5.89%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges.  The Partnership’s average month-end Net Assets during 2007, 2006 and 2005 equaled $288,689,351, $354,244,209 and $484,905,224, respectively.

During 2007, 2006 and 2005, the Partnership earned $13,248,150, $17,187,972 and $15,719,664, in interest income, or approximately 4.59%, 4.85% and 3.24%,  of the Partnership’s average month-end Net Assets.

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

During 2007, 2006, and 2005, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate Brokerage Commissions was approximately $251, $591 and $370, respectively.

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

Regulation

MLAI, the Partnership and MLPF&S are each subject to regulation by the CFTC and the NFA.  Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

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

Effects of Speculative Position Limits

The CFTC and commodity exchanges have established speculative position limits (referred to as “position limits”) on the maximum futures positions which any person or group of persons acting in concert, may hold or control in particular commodities. All commodity accounts controlled by Sunrise and its principals and their affiliates are combined for speculative position limit purposes.  If such limits were to be reached, Sunrise would be required to reduce the size of the positions which would otherwise be taken for the Partnership in order to avoid exceeding such limits.  Any such reduction could adversely affect the operations and profitability of the Partnership.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, Building No. 2, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

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

(b)                                Holders:

As of December 31, 2007, there were 2,788 holders of Units, including MLAI.

(c)                                 Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

During 2007, the Fund issued Units as set forth in the following chart.

	Subscription
	Amount	Units	NAV
Jan-07	$39,772	164	$242.51
Feb-07	384,415	1,536	250.27
Mar-07	708,558	2,913	243.24
Apr-07	407,943	1,750	233.11
May-07	290,759	1,171	248.30
Jun-07	287,417	1,101	257.08
Jul-07	19,866	76	261.40
Aug-07	—	—	246.27
Sep-07	74,788	357	209.49
Oct-07	—	—	223.02
Nov-07	9,985	41	243.54
Dec-07	—	—	245.39
Jan-08	2,355,170	9,400	250.55
Feb-08	—	—	263.68

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statement of Income	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003

TRADING PROFIT (LOSS):
Realized	$13,343,726	$37,752,945	$(24,222,659)	$52,256,615	$27,402,575
Change in unrealized	(1,451,441)	(5,477,059)	3,041,057	(14,070,731)	16,373,295
Total trading profit (loss)	11,892,285	32,275,886	(21,181,602)	38,185,884	43,775,870

INVESTMENT INCOME:
Interest	13,248,150	17,187,972	15,719,664	6,875,902	1,831,533

EXPENSES:
Brokerage commissions	16,351,736	19,872,678	27,053,850	26,151,018	10,533,803
Profit Shares	671,266	49,055	-	4,731,366	8,416,558
Administrative and filing fees	993,261	1,153,304	1,479,720	1,641,858	622,464
Total expenses	18,016,263	21,075,037	28,533,570	32,524,242	19,572,825

NET INVESTMENT LOSS	(4,768,113)	(3,887,065)	(12,813,906)	(25,648,340)	(17,741,292)

NET INCOME (LOSS)	$7,124,172	$28,388,821	$(33,995,508)	$12,537,544	$26,034,578

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Partners' Capital	$225,754,363	$326,172,570	$396,829,138	$586,978,366	$270,488,591
Net Asset Value per Unit	$250.55	$242.51	$224.17	$234.41	$224.63

The following month-end net asset value per unit information has been derived from financial and accounting data of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2003	$212.87	$221.65	$207.96	$208.62	$217.96	$209.68	$206.45	$206.34	$199.40	$210.45	$207.90	$224.63
2004	$226.76	$243.15	$248.26	$237.31	$234.35	$227.99	$223.83	$214.07	$215.06	$222.39	$232.33	$234.41
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46	$210.63	$221.59	$224.17
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51	$233.62	$238.87	$242.51
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02	$243.54	$245.39	$250.55

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML SELECT FUTURES I L.P.

December 31, 2007

Type of Pool:  Single Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:     $587,490,383

Current Capitalization:    $225,754,363

Worst Monthly Drawdown(2):   (14.94)% (08/07)

Worst Peak-to-Valley Drawdown(3):   (19.86)% (07/07-08/07)

Net Asset Value per Unit, December 31, 2007: $250.55

Monthly Rates of Return (4)

Month	2007	2006	2005	2004	2003
January	3.20%	0.43%	(6.32)%	0.95%	8.48%
February	(2.81)	(0.14)	(0.38)	7.23	4.12
March	(4.16)	3.28	(0.75)	2.10	(6.18)
April	6.52	3.48	(1.45)	(4.41)	0.31
May	3.54	0.65	(0.67)	(1.25)	4.48
June	1.68	(0.33)	(0.37)	(2.71)	(3.80)
July	(5.79)	(4.38)	(2.50)	(1.82)	(1.54)
August	(14.94)	(0.79)	(0.09)	(4.36)	(0.05)
September	6.46	(0.51)	1.06	0.46	(3.36)
October	9.20	2.69	1.04	3.41	5.54
November	0.76	2.25	5.20	4.47	(1.21)
December	2.10	1.52	1.16	0.89	8.05
Compound Annual Rate of Return	3.31%	8.18%	(4.37)%	4.35%	14.47%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 2003 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 2003 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Sunrise has been the Partnership’s sole Advisor since July 1, 1998.  Sunrise is a trend-following trader, whose program does not attempt to predict price movements.  Sunrise has generally not relied on using fundamental economic supply or demand analyses nor macroeconomic assessments of the relative strengths of different national economies or economic sectors.  Instead, its program applies proprietary models to analyze past market data, and from this data attempts to determine whether market prices are trending.  As a technical trader, Sunrise bases its strategies on the theory that market prices reflect the collective judgment of numerous market participants and are, accordingly, an efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

2007

Total Trading
Profit (Loss)
Energy	$12,315,951
Currencies	7,513,761
Agricultural Commodities	3,750,546
Interest Rates	2,846,258
Stock Indices	(7,861,021)
Metals	(6,673,210)
$11,892,285

The Partnership posted overall gains for the year with the energy, currency, agriculture, and interest rate sectors posted profits while the stock indices and metal sectors sustained losses.

The energy sector posted profits for the Partnership. The year began with profits posted to the Partnership due to the United States crude futures falling to a twenty month low. Declining energy prices reached profit target levels resulting in a partial liquidation of the Partnership’s short energy positions. Rising inventories and warm weather were the primary drivers of the downward move. Despite initial weakness, the oil complex moved upward beginning mid-quarter and remained volatile with crude oil reaching a two-month high when the price rose above $60.00 a barrel. This move contributed heavily to the sector losses suffered by the Partnership’s short energy positions. Crude oil initially weakened and then rallied due to uncertainty over the hostage situation between the United Kingdom and Iran. Due to the volatility of the markets trading was difficult and relatively flat throughout the second quarter. The third quarter was profitable for the Partnership due to oil prices moving to record highs. The cut in interest rates, rising energy demands and forecasts for continued declines in U.S. inventories were among the major factors behind the rally. The year ended as prices continued to move higher. Crude oil approached $100.00 per barrel after the United States crude inventories fell more than expected. News of the assassination of the former Pakistani Prime Minister also contributed to the rise.

The currency sector posted profits for the Partnership. There were gains at the beginning of the year due to long positions in the British pound against the Swiss franc, the Euro and the Japanese yen. The British pound continued to strengthen against most major currencies due to rising United Kingdom interest rates reaching a two year high against the Euro and an eight year high against the Japanese yen. Profits continued to be posted through the second quarter as the U. S. dollar dropped to an all time low against the Euro and hit multiyear lows against other major and minor currencies. Sentiment towards the U.S. dollar remained negative in reaction to the disappointing United States economic data. Therefore, long positions in the Euro, British pound, Australian dollar, and New Zealand dollar generated solid gains against the U.S. dollar. Volatility and uncertainty returned to the currency market at the beginning of the third quarter as declines in global equity markets prompted position liquidation in the currency sector. Sunrise Expanded Diversified Program (“SEDP”) short positions in the Japanese yen suffered losses when the currency moved higher against its major counterparts. Losses continued to be posted to the Partnership during the mid third quarter in reaction to developments in the global financial system as the Japanese yen rallied while the British pound, Euro, Australian dollar and the New Zealand dollar weakened sharply as investors reduced their exposure to high yielding carry trades. As a result, SEDP liquidated a large portion of its short Japanese yen crosses and a large portion of its long positions in minor currencies. The U.S. dollar hit a series of new record lows against the Euro after the Federal Reserve cut its short-term lending rate by half point on September 18, 2007. The interest rate adjustment was a result of developments in the financial markets. It was negative for the U.S. dollar, with an outlook for less favorable interest rate differentials. Higher yielding currencies, like the Euro, Australian dollar, and the New Zealand dollar, showed gains after the Federal Reserves announcement. The trend of the lower U.S dollar and stronger commodity prices enabled SEDP to post profits for the Partnership at the end of the third quarter. The year ended with the British pound trading very close to all-time lows versus the Euro, which made SEDP’s short positions in the British pound versus the Euro the most profitable for the currency sector.

The agriculture sector posted profits for the Partnership. Trading in sugar was profitable at the beginning of the year as prices continued to decline. Soybeans and soybean meal futures rallied due to new contract highs on the possibility of planting and weather problems. However, the first quarter ended with losses posted to the Partnership due to weakened commodities prices causing the Partnership to exit most of SEDP’s long positions. Soybeans, wheat and cotton soared at the beginning of the second quarter due to the acreage and stock reports as well as weather forecasts. However, this could not offset the losses incurred mid through the end of the second quarter as price action in agricultural commodities remained very choppy. Wheat generated profits for the Partnership third quarter as the market climbed to an all-time high due to global production problems, a pre-existing tight inventory, and technical strength.  Grains continued to rally at the end of the third quarter mainly due to demand from the growing economies of Asia and Latin America posting profits for the Partnership. Profits continued to be posted for the Partnership as the year ended in response to a growing global demand.

The interest rate sector posted profits for the Partnership. Performance in the interest rate markets were mixed at the beginning of the year due to yields rising in most major markets, except Japan with moderate profits being generated in European interest rates futures. Losses were also incurred at the end of the first quarter as investors fled to safer alternatives and drove the market higher, against the Partnership’s short positions. Performance in the interest rate markets were mixed at the beginning of the second quarter due to domestic interest rate futures posting losses as the United States Federal Reserve was still on hold since last summer regarding interest rate adjustments. A number of equity markets reached new historic highs during the second quarter. In reaction to continued global expansion and strong economic growth, the European Central Bank raised interest rates to curb inflationary pressures resulting in the price of European debt instruments to move down, in favor of the SEDP’s short positions. The trends of rising stocks and interest rates switched sharply at the beginning of the third quarter forcing SEDP out of some profitable positions. The interest rate market rallied as investors moved into the traditional safety of government bonds, which generated losses for SEDP. Trading in interest rate futures also produced losses mid-quarter as investors moved from stocks to less risky government securities and pushed prices higher against the against SEDP’s short positions. These short positions were quickly liquidated and long positions were initiated for some shorter-term systems. The third quarter ended with interest rate sector posting profits to the Partnership as prices moved higher in favor of SEDP’s long positions. The interest rate sector faced a volatile market producing losses in December. Treasury prices moved lower during the first half of December 2007 and finished the year higher, ultimately supported by economic data.

The metals sector posted losses for the Partnership. Due to the volatility of the markets trading was difficult at the beginning of the year. There were no positions in the metal markets due to a lack of trends and/or unacceptable volatility which continued through the second quarter. Base and precious metals posted losses as prices declined across the board. Weakness in metals was a reflection of rising inventories which triggered heavy position liquidation resulting in losses being posted to the Partnership.  Profits were posted to the Partnership at the beginning of the third quarter in spite of the volatile markets and a difficult trading environment. Global growth remained strong as demand for commodities that are priced in dollars grew as gold prices moved higher posting solid profits. Gold extended its upward trend and traded above $800.00 an ounce in at the beginning of the fourth quarter. The upward trend in gold continued at the end of the year as strong demand helped drive prices higher. Industrial metals moved in favor of SEDP’s short positions which generated profits for the Partnership as the year ended.

Stock indices posted losses for the Partnership. Equity markets performed well at beginning of the year due to soft inflation and solid economic growth creating a positive environment for equities as long trades in both domestic and foreign stock indices recorded profits. However, mid-quarter generated losses due to most major stock indices had been at their long-term high and the Partnership had to liquidate a small portion of its long position on profit targets and continued to decline to the end of the first quarter. The beginning of the second quarter trading was profitable in the global stock market indices as favorable reports on economic growth abroad and corporate profits helped drive stock markets into record territory. The market experienced sharp up and down moves as the second quarter ended producing losses for the Partnership that were offset by gains from foreign stock index futures. The steepest losses were recorded at the beginning of the third quarter in global stock indices as stock prices fell sharply just days after setting record highs. Various pieces of unfavorable economic news sent the stock market down: concerns about the state of the U.S. credit and housing markets, corporate borrowing and mixed corporate results. Losses continued to be posted to the Partnership through the end of the third quarter due to dramatic price reversals as well as major position adjustments in the financial sector around the world. Developments in the credit markets and worries about the financial system negatively impacted the stock market and the Partnership recorded losses as the market suffered a major price correction as the year ended.

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

The stock indices sector produced gains for the Partnership. Stock indices were profitable through the whole first quarter. During the second quarter, prices fell in May 2006 reflecting fears that inflation and rising interest rates might hurt corporate profits. Late in the quarter, prices moved higher after the U.S. Federal Reserve’s quarter-point rate hike. The stock market reacted to the statement that accompanied the U.S. Federal Reserve’s decision as the Federal Reserve toned down its warning about further rate increases. During the third quarter, the DAX, Germany’s benchmark stock index, was near a three-year high and the Nikkei 225 Stock Index reached a new four-year high. The year ended with several European and Japanese, as well as some domestic stock markets rising to new record highs.

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

The currency sector produced gains for the Partnership. The beginning of year was characterized by choppy, non-directional patterns making it difficult to identify trends. The U.S. dollar weakened against other major currencies. Mid-year the U.S. dollar came under pressure from several fronts and moved lower against other major currencies. Comments from the group of seven industrialized nations that addressed global imbalances and called for more currency flexibility caused the U.S. dollar to fall.  The U.S. dollar weakened further when the U.S. Federal Reserve signaled it might pause in its interest tightening cycle. The British pound outperformed the other major currencies and became the largest contributor to the Partnership’s positive performance.  The U.S. dollar advanced against most major and minor currencies, due largely to speculation over interest rates.  Another factor in the U.S. dollar’s rise was weakness in its counterparts, especially the Japanese yen, the New Zealand dollar and the African rand. At the beginning of the third quarter, there were no gains due to concerns about lower growth and higher inflation. The U.S. currency reversed direction in reaction to soft economic data and declined against most major currencies. The British pound was under pressure at the end of the quarter in reaction to unfavorable economic reports. At the beginning of the fourth quarter, the U.S. dollar moved in relatively narrow ranges; it rose against other major currencies in early October 2006 only to reverse course and weaken in the second half of the month. Mid quarter, the British pound took center stage, rising to a 14-year high versus the U.S. dollar and generated significant profits for the Partnership’s long positions. The year ended with the U.S dollar higher against most major currencies.

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

The metals sector was profitable for the Partnership. The year began with trend reversals and severe volatility causing losses in precious and base metals only to regain their bullish momentum as the year progressed with aluminum and copper prices strengthening due to a tighter supply-demand situation. The gold futures appreciated significantly in September 2005 due to the increased demand for gold which is a direct correlation to rising inflation expectations. Strong demand combined with historically low inventories and inflation concerns drove the prices to new highs in November 2005. Therefore, profitable metals positions (copper, aluminum) were partially liquidated after reaching profit targets. The year ended with gold, which is usually sensitive to the U.S. dollar and tends to move in the opposite direction, reaching new contract highs as the U.S. dollar declined in value. Silver and aluminum also posted solid profits.

The interest rate sector also posted gains for the Partnership. The year began with both domestic and foreign interest rate futures recording record profits as yields on long-term debt instruments continued to fall. However, the trend reversed early in the year generating profits on short Eurodollar positions only to reverse again at the end of the June 2005. France’s decision not to ratify a new European constitution seemed to contribute to the rally in interest rate futures. Favorable economic news and expectations that the Federal Reserve might stop raising interest rates in the summer may also explain the strength in bond prices. On July 1, 2005, the U.S. Federal Reserve raised the Federal funds rate by another 0.25%, which represented the ninth increase of that size since the central bank began to tighten credit in June 2004 and caused the price of underlying debt instruments to move down against long positions. Gains were generated in short-term interest rate futures with the Partnership having a short position in the Eurodollar.  The year ended with losses as prices moved against the Partnership’s short positions. The Partnership experienced an inversion of the yield curve as long-term yields dropped below the level of short-term yields. The strong demand of  U.S. Treasury bonds and notes may have been driving long-term yields lower.

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

The currency sector was the least profitable for the Partnership.  The year was characterized by a strong U.S. dollar even in light of higher energy prices and Hurricane Katrina’s effects.  At the beginning of the year, the U.S. dollar gained support by improved U.S. economic data and moved higher against most major and minor currencies. The rising U.S. dollar triggered exit signals for short U.S. dollar positions which resulted in losses. The trend of a stronger U.S. dollar continued through the middle part of the year as key economic reports indicated the United States is growing faster than other developed countries coupled with higher interest rates in the U.S. In the beginning of July 2005, there was an approximate 2% revaluation of the Chinese yuan against the U.S. dollar which led to a short rally in several Asian currencies including the Japanese yen. Positive momentum for the U.S. dollar came at the end of the year which resulted from favorable interest rate differentials. The U.S. interest rates had climbed by 300 basis points over the past two years, while European and Japanese rates have remained stagnant.

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Partnership.

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

(The Partnership has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K)

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years. During the fiscal year 2007, the Partnership’s average capitalization was $288,689,351. During the fiscal year 2006, the Partnership’s average capitalization was $354,244,209.

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$6,528,563	2.26%	$78,342,752	$1,273,153
Metals	965,803	0.33%	11,589,631	—
Stock Indices	3,084,338	1.07%	37,012,055	520,573
Interest Rates	22,335,459	7.74%	268,025,512	3,455,553
Energy	1,452,389	0.50%	17,428,673	—
Agricultural Commodities	720,811	0.25%	8,649,733	27,165

TOTAL	$35,087,363	12.15%	$421,048,356	$5,276,444

	December 31, 2006
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,887,758	0.53%	$6,222,410	$197,905
Metals	183,195	0.05%	458,773	—
Stock Indices	1,534,109	0.43%	5,526,258	—
Interest Rates	26,922,172	7.60%	33,894,080	13,349,857
Energy	589,740	0.17%	2,618,734	—
Agricultural Commodities	218,024	0.06%	1,475,549	—

TOTAL	$31,334,998	8.85%	$50,195,804	$13,547,762

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and Sunrise for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

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

Currencies.

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S dollar/Australian dollar and U.S. dollar/Swiss franc positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals.

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2007. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy.

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, AUD, CAD, CHF and Euros.

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

Item 8: Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML Select Futures I  L.P.

Net Income by Quarter

Eight Quarters through December 31, 2007

		Fourth	Third	Second	First	Fourth	Third	Second	First
		Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Totals	2007	2007	2007	2007	2006	2006	2006	2006
Total Income (Loss)		$34,530,537	$(48,718,656)	$46,724,564	$(7,396,010)	$26,136,696	$(15,744,070)	$20,068,698	$19,002,534
Total Expenses		4,217,901	(1,394,041)	10,435,600	4,756,803	4,910,876	4,436,689	6,048,528	5,678,944
Net Income (Loss)		$30,312,636	$(47,324,615)	$36,288,964	$(12,152,813)	$21,225,820	$(20,180,759)	$14,020,170	$13,323,590

Weighted average units		1,045,515	1,211,846	1,274,203	1,327,037	1,408,746	1,480,389	1,552,158	1,710,600

Net Income (Loss) per weighted average Unit		$28.99	$(39.05)	$28.48	$(9.16)	$15.07	$(13.63)	$9.03	$7.79

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

•                              Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

•                              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2007, the Partnership’s internal control over financial report was effective.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer of MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of MLAI, is registered with NFA as a principal of MLAI and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of MLAI, and his registration as a principal of MLAI is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of MLAI and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public

Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $3,483,352.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund L.P., ML Systematic Momentum Futures Access, LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML APM Global Futures Access LLC; ML Chesapeake FuturesAccess, ML Transtrend DTP Enhanced FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Partnership nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.  There are no listed shares of the Partnership or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not have any officers, managers or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

None.

(b)                                 Security Ownership of Management:

As of December 31, 2007, MLAI owned 13,916 Unit-equivalent general partnership interests, which constituted 1.54% of the total Units outstanding, the principals of MLAI did not own any Units, and the Advisor did not own any Units.

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

The Partnership pays MLPF&S substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades.  The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2007, the Partnership expensed:  (i) Brokerage Commissions of $16,351,736 to MLPF&S, which included $3,528,037 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $743,261 to MLAI.  In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2007 and 2006 were $48,000 and $45,207.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2007 or 2006 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the years ended December 31, 2007 and 2006 were $72,000 for both years.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2007 or 2006 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	For the years ended December 31, 2007, 2006 and 2005:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the years ended December 31, 2007, 2006 and 2005	5

	Notes to Financial Statements	6-12

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

3.02	ML Select Futures I L.P. Eleventh Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02(a) contained in the Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on October 11, 2007.

10.01	Subscription Agreement

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 2 to the Registrant’s Registration Statement

10.03	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Consulting Agreement between Merrill Lynch Futures Inc. and Sunrise Capital Partners, LLC.

Exhibit 10.04:	Is incorporated hereby by reference from Exhibit 10.04 contained in the Registrant’s Registration Statement.

10.05	Selling Agreement among ML Select Futures I L.P. Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sunrise Capital Partners.

Exhibit 10.05:	Is incorporated hereby by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
Sponsor of Registrant	March 31, 2008

By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML SELECT FUTURES LIMITED PARTNERSHIP

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01	Section 1350 Certifications

Exhibit 32.02	Section 1350 Certifications