Form 10-Q
period 2008-03-31
ML SELECT FUTURES I LP
filed 2008-05-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $25,643,311 for 2008 and $26,426,863 for 2007)	$247,683,306	$230,559,475
Net unrealized profit on open contracts	5,551,851	7,570,860
Accrued interest	326,280	625,818
Due from MLAI	—	17,001

TOTAL ASSETS	$253,561,437	$238,773,154

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,162,637	$1,093,977
Profit Shares payable	8,000,832	538,379
Administrative and filing fees payable	73,682	70,559
Redemptions payable	5,191,568	11,315,876

Total liabilities	14,428,719	13,018,791

PARTNERS’ CAPITAL:
General Partner (13,916 and 13,916 Units)	3,913,747	3,483,352
Limited Partners (834,402 and 887,137 Units)	235,218,971	222,271,011

Total partners’ capital	239,132,718	225,754,363

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$253,561,437	$238,773,154

NET ASSET VALUE PER UNIT

(Based on 848,318 and 901,053 Units outstanding, unlimited Units authorized)	$281.89	$250.55

See notes to financial statements.

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
TRADING PROFIT (LOSS):
Realized	$41,222,213	$(14,378,069)
Change in unrealized	(2,019,009)	3,027,419

Total trading profit (loss)	39,203,204	(11,350,650)

INVESTMENT INCOME:
Interest	1,379,686	3,954,640

EXPENSES:
Brokerage commissions	3,509,077	4,454,141
Administrative and filing fees	222,004	264,961
Profit Shares	8,466,450	37,701

Total expenses	12,197,531	4,756,803

NET INVESTMENT LOSS	(10,817,845)	(802,163)

NET INCOME (LOSS)	$28,385,359	$(12,152,813)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partners Units outstanding	890,742	1,327,037

Net income (loss) per weighted average General Partner and Limited Partners Unit	$31.87	$(9.16)

See notes to financial statements.

ML SELECT FUTURES I LP

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Subscriptions	4,613	—	1,132,744	1,132,744

Net income (loss)	—	(130,443)	(12,022,370)	(12,152,813)

Redemptions	(54,114)	(233,997)	(12,925,530)	(13,159,527)

PARTNERS’ CAPITAL, March 31, 2007	1,295,496	$3,242,953	$298,750,021	$301,992,974

PARTNERS’ CAPITAL, December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Subscriptions	9,434	—	2,364,908	2,364,908

Net income (loss)	—	430,395	27,954,964	28,385,359

Redemptions	(62,169)	—	(17,371,912)	(17,371,912)

PARTNERS’ CAPITAL, March 31, 2008	848,318	$3,913,747	$235,218,971	$239,132,718

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

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading advisor, Chesapeake Capital Corporation (“Chesapeake”). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Advisor calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisor.

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit on open contracts on the Statements of Financial Condition.

3.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Partnership’s investment by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit on open contracts	$5,551,851	$(90,773)	$5,642,624	N/A

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Partnership is evaluating the implications of FAS 161 on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.
2007	$250.27	$243.24	$233.11
2008	$263.68	$286.40	$281.89

Performance Summary

January 1, 2008 to March 31, 2008

The Partnership posted profits for the quarter with the currencies, stock indices, interest rates, metals and the energy sectors posting gains while the agriculture sector posted losses.

The currency sector posted profits for the Partnership. The U.S. dollar weakened against the Euro and experienced volatile performance against other major currencies at the beginning of the quarter. Profits were posted for the Partnership due to gains on Great British pound positions versus the Swiss franc and the Euro. The currency sector also generated solid profits for the Partnership as the U.S. dollar continued to fall mid-quarter. The U.S. dollar marked new lifetime lows against the Euro and a series of multiyear lows against other currencies, ranging form the Swiss franc to the Australian dollar. The U.S. dollar’s weakness stemmed from a number of factors, including soft U.S. economic data and prospects for more interest rate cuts. Currencies also generated solid profits for the Partnership in February as the U.S. dollar continued to fall. The quarter ended with profits being posted to the Partnership. The U.S. dollar continued its decline in March, setting new lows against the Euro and the Swiss franc, and reaching its weakest level against the Japanese yen since 1995. As the U.S. economic outlook continued to deteriorate and the interest rate differential widened at the expense of the U.S. dollar, its position as a low yielding currency remained the main factor behind its declining value.

The stock indices posted profits for the Partnership. Trading in stock index futures was profitable for the Partnership as global stocks experienced a steep decline and finished lower for the month. Trading in the stock index futures was also profitable for the Partnership during the mid-quarter. The quarter ended with profits being generated due to the Partnership’s short positions in the Japanese Nikkei and Topix.

The interest rate sector posted profits for the Partnership. Unprecedented actions by the U.S. Federal Reserve appeared to be driving the markets in January. Concerns about the housing and credit markets as well as deteriorating economic fundamentals prompted the U.S. Federal Reserve to cut interest rates by 125 basis points in 10 days. The decline in U.S. interest rates was the major source of profits for the Partnership in January. Both domestic and foreign interest rate markets moved in favor of the Partnership’s positions posting profits for the Partnership mid-quarter.  The markets continued to move in favor of the Partnership’s positions due to increased concerns about the U.S. economic growth and the housing and credit markets. Performance from the interest rate sector was negative for the Partnership at quarter’s end as the markets switched direction and moved against the Partnership’s long positions.

The energy sector posted profits for the Partnership. Oil prices eased back at the beginning of the quarter from the record high hit on January 3, 2008 of more than $100 per barrel and posted moderate losses for the Partnership. Profits were posted to the Partnership mid-quarter continuing to the end of the quarter as crude oil reached an unprecedented $110 a barrel.

The metals sector posted profits for the quarter. Gold prices rallied at the beginning of the year setting a record of $936.30 an ounce which was not enough to offset the losses posted to the Partnership early in the quarter. The metals sector rallied mid-quarter posting profits for the Partnership. Commodity prices rose to unprecedented levels during the month of March with crude oil reaching $110 a barrel and gold reaching $1,000 per ounce for the first time. There was an aggressive sell-off in the commodity complex later in March, which erased gains that were achieved earlier in the month. Gold and crude oil experienced their biggest one-day price correction in years. As a result, the Partnership’s exposure in the commodity sector was reduced considerably.

The agriculture sector posted losses for the Partnership. Profits were posted to the Partnership beginning of the year through mid-quarter. The sector was the largest contributor to profits for the Partnership mid-quarter due to a powerful rally in grains.  The end of the quarter generated losses for the Partnership due to increased volatility and trend reversals.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended March 31, 2008 and 2007.  For the three months ended, March 31, 2008 and 2007 the Partnership’s average capitalization was $237,277,908 and $319,388,794 respectively.

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,327,837	0.56%	$3,602,638	$64,179
Currencies	4,363,745	1.84%	7,650,023	1,940,642
Energy	1,336,094	0.56%	2,290,531	499,924
Interest Rates	15,488,001	6.53%	21,989,395	10,404,418
Metals	1,522,960	0.64%	3,195,563	463,513
Stock Indices	2,841,007	1.20%	4,437,960	1,894,193

TOTAL	$26,879,644	11.33%	$43,166,110	$15,266,869

	March 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,093,399	0.34%	$2,269,543	$27,165
Currencies	6,674,329	2.09%	10,259,936	3,740,587
Energy	991,920	0.31%	1,516,450	298,620
Interest Rates	27,111,131	8.49%	36,621,276	20,329,506
Metals	1,342,882	0.42%	3,189,574	74,447
Stock Indices	6,042,359	1.89%	9,885,296	3,005,034

TOTAL	$43,256,020	13.54%	$63,742,075	$27,475,359

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

Item 4. Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Partnership as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that  receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership, and Board of Managers of MLAI.

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Partnership’s assets that could have a material effect on the financial statements of the Partnership.

Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal controls over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at March 31, 2008 the Partnership’s internal controls over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Partnership.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Partnership will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Partnership will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Partnership, including transactions through which the Partnership is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment Partnerships have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing the Partnership’s trading advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer Partnerships” deposited with regulated dealers and brokers.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Security Act. The selling agent of the following Class of Unit was MLPF&S.

	Amount	Units	NAV

Jan-08	$2,355,170	9,400	$250.55
Feb-08	—	—	263.68
Mar-08	9,738	34	286.40
Apr-08	—	—	281.89

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

ML SELECT FUTURES I LP

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 14, 2008	By	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)