Form 10-Q
period 2008-06-30
ML SELECT FUTURES I LP
filed 2008-08-13
CIK 1100878

☒

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See the definitions of “accelerated filer “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $20,312,114 for 2008 and $26,426,863 for 2007)	$237,105,814	$230,559,475
Net unrealized profit (loss) on open contracts	9,502,372	7,570,860
Accrued interest	392,187	625,818
Other	30,013	17,001

TOTAL ASSETS	$247,030,386	$238,773,154

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$1,125,962	$1,093,977
Profit shares payable	9,561,321	538,379
Administrative and filing fees payable	51,470	70,559
Redemptions payable	6,681,026	11,315,876

Total liabilities	17,419,779	13,018,791

PARTNERS’ CAPITAL:
General Partner (13,916 and 13,916 Units)	4,024,343	3,483,352
Limited Partners (779,331 and 887,137 Units)	225,586,264	222,271,011

Total partners’ capital	229,610,607	225,754,363

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$247,030,386	$238,773,154

NET ASSET VALUE PER UNIT

(Based on 793,247 and 901,053 Units outstanding, unlimited Units authorized)	$289.46	$250.55

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS) :

Realized	$6,558,519	$39,161,357	$47,780,732	$24,783,288
Change in unrealized	3,950,521	3,855,849	1,931,512	6,883,268

Total trading profit (loss)	10,509,040	43,017,206	49,712,244	31,666,556

INVESTMENT INCOME:
Interest income	1,001,323	3,707,358	2,381,009	7,661,998

EXPENSES:
Brokerage commissions	3,354,904	4,548,125	6,863,981	9,002,266
Administrative and filing fees	214,995	269,233	436,999	534,194
Profit shares	1,890,969	5,618,242	10,357,419	5,655,943

Total expenses	5,460,868	10,435,600	17,658,399	15,192,403

NET INVESTMENT INCOME (LOSS)	(4,459,545)	(6,728,242)	(15,277,390)	(7,530,405)

NET INCOME (LOSS)	$6,049,495	$36,288,964	$34,434,854	$24,136,151

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	829,950	1,274,203	860,346	1,300,620

Net income (loss) per weighted average General Partner and Limited Partner Unit	$7.29	$28.48	$40.02	$18.56

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Additions	8,635	—	2,118,864	2,118,864

Net income (loss)	—	261,940	23,874,211	24,136,151

Redemptions	(126,287)	(233,997)	(31,371,559)	(31,605,556)

PARTNERS’ CAPITAL, June 30, 2007	1,227,345	$3,635,336	$317,186,693	$320,822,029

PARTNERS’ CAPITAL, December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Additions	9,522	—	2,389,861	2,389,861

Net income (loss)	—	540,991	33,893,863	34,434,854

Redemptions	(117,328)	—	(32,968,471)	(32,968,471)

PARTNERS’ CAPITAL, June 30, 2008	793,247	$4,024,343	$225,586,264	$229,610,607

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Partnership’s investment by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$9,502,372	$8,266,439	$1,235,933	N/A

3.               MARKET AND CREDIT RISKS

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Partnership does not expect the adoption of FAS 162 to have an impact on its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46

Performance Summary

January 1, 2008 to June 30, 2008

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

April 1, 2008 to June 30, 2008

The Partnership posted profits for the quarter with the energy, interest rates and the metal sectors posting gains while the agriculture, currencies and the stock indices posted losses.

The energy sector posted profits for the Partnership. At the beginning of the quarter the energy sector posted profits to the Partnership as prices continued to move higher as worries about supply disruptions sent crude oil futures to a record of $120 a barrel. Profits continued to be posted to the Partnership mid-quarter due to the long energy positions led by crude oil futures, which reached record levels above $135 a barrel as prices advanced to new historical highs. The quarter ended with profits being posted to the Partnership as crude oil continued to make record highs, closing the month at $140 a barrel.

The interest rate sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The key highlight among the numerous economic reports and developments was the U.S. Federal Open Market Committee’s rate decision to leave interest rates on hold. In reaction to news that the U.S. Federal Reserve might leave interest rates on hold for some time, a number of key markets experienced volatile price actions and reversals. Profits were posted to the Partnership mid-quarter due to the Program’s positions were either liquidated (majority of domestic interest rate futures) or switched direction (short-term foreign interest rates.).  Profits continued to be posted at the end of the quarter.  The risk of a further global economic downturn remains as rising global inflation is becoming a real challenge for foreign policymakers.

The metals sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the quarter through the middle due to a volatile market. The quarter ended with profits posted to the Partnership due to the long positions in copper and aluminum.

The agriculture sector posted losses for the Partnership. Profits were posted to the Partnership at the beginning of the quarter through mid-quarter. However, heavy flooding in the Midwest section of the United States contributed to losses being posted to the Partnership at the end of the quarter as the price of grains were driven up. Soybean meal traded near all time highs, however, these gains were offset by losses in cotton and sugar. The Partnership exited their short positions in these markets as prices bounced upward.

The currency sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the U. S. dollar initially dropped to another record low against the Euro, only to rebound later in the month of April causing the Partnership to liquidate some of its short U.S. dollar positions. The prospects of weaker growth in Europe and a stabilizing U.S. economy also helped to drive the U.S. dollar higher. Trading in currencies produced small losses mid-quarter for the Partnership. The environment turned more favorable for the U.S. dollar as the price action was mostly range bound when compared to the high volatility of previous months. The U.S. dollar’s link to oil prices was one of the factors that kept it in a relatively tight price range against other major currencies. Negative economic news was prevalent throughout the month of June, starting with an employment report in the United Sates that showed the largest month to month increase in the jobless rate since February 1986. The biggest impact the report had was in crude oil and the U.S. dollar. The Partnership posted profits as the quarter ended due to profits from a stronger Swiss franc and the U.S. dollar losing value.

The stock indices posted losses for the Partnership. Trading in global equities was unprofitable for the Partnership with positions in both domestic and foreign equity markets contributing to the negative performance as losses were posted to the Partnership through the quarter.

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

Trading in the energy sector posted losses for the Partnership. The quarter began with profits posted to the Partnership due to the United States crude futures falling to a twenty month low. Declining energy prices reached profit target levels resulting in a partial liquidation of the Partnership’s short energy positions. Rising inventories and warm weather were the primary drivers of the downward move. Despite initial weakness, the oil complex moved upward beginning mid-quarter and remained volatile with crude oil reaching a two-month high when the price rose above $60 a barrel. This move contributed heavily to the sector losses suffered by the Partnership’s short energy positions. Crude oil initially weakened and then rallied to 2007 highs due to uncertainty over the hostage situation between the United Kingdom and Iran. Most of the Partnership’s short energy positions were liquidated at quarters end.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, the Partnership’s average capitalization was $233,961,563 and $319,406, 243, respectively.

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$729,959	0.31%	$3,602,638	$23,638
Currencies	2,653,559	1.13%	7,650,023	849,052
Energy	938,980	0.40%	2,290,531	415,329
Interest Rates	15,172,154	6.48%	21,989,395	10,404,418
Metals	847,781	0.36%	3,195,563	77,068
Stock Indices	1,493,998	0.64%	4,437,960	—

TOTAL	$21,836,431	9.32%	$43,166,110	$11,769,505

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$607,774	0.19%	$2,269,543	$27,165
Currencies	4,894,619	1.53%	10,259,936	1,273,208
Energy	554,942	0.17%	1,516,450	33,851
Interest Rates	32,335,160	10.12%	40,096,007	20,329,506
Metals	951,548	0.30%	3,189,574	—
Stock Indices	4,877,395	1.53%	9,885,296	2,533,744

TOTAL	$44,221,438	13.84%	$67,216,806	$24,197,474

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

Item 4.    Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Partnership as of and for the quarter which ended June 30, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the quarter which ended June 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal controls, over financial reporting.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal controls over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at June 30, 2008 the Partnership’s internal controls over financial reporting was effective.

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

	Subscriptions
	Amount	Units	NAV

Jan-08	$2,355,170	9,400	$250.55
Feb-08	—	—	263.68
Mar-08	9,738	34	286.40
Apr-08	—	—	281.89
May-08	—	—	275.75
Jun-08	24,953	88	283.56
Jul-08	49,787	172	289.46

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

ML SELECT FUTURES I L.P.
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 13, 2008	By	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)