Form 10-Q
period 2008-09-30
ML SELECT FUTURES I LP
filed 2008-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $12,753,536 for 2008 and $26,426,863 for 2007)	$215,617,243	$230,559,475
Net unrealized profit (loss) on open contracts	(78,469)	7,570,860
Accrued interest	272,406	625,818
Other	9,181	17,001

TOTAL ASSETS	$215,820,361	$238,773,154

LIABILITIES AND PARTNERS’ CAPITAL:
LIABILITIES:
Due to affliate	$17,111	$—
Brokerage commissions payable	989,205	1,093,977
Profit shares payable	5,399,098	538,379
Administrative and filing fees payable	44,964	70,559
Redemptions payable	2,511,922	11,315,876

Total liabilities	8,962,300	13,018,791

PARTNERS’ CAPITAL:
General Partner (13,916 and 13,916 Units)	3,803,616	3,483,352
Limited Partners (742,198 and 887,137 Units)	203,054,445	222,271,011

Total partners’ capital	206,858,061	225,754,363

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$215,820,361	$238,773,154

NET ASSET VALUE PER UNIT

(Based on 756,114 and 901,053 Units outstanding, unlimited Units authorized)	$273.58	$250.55

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
TRADING PROFIT (LOSS) :

Realized	$(4,471,651)	$(49,941,696)	$43,309,081	$(25,158,408)
Change in unrealized	(9,582,335)	(2,275,124)	(7,650,823)	4,608,144

Total trading profit (loss)	(14,053,986)	(52,216,820)	35,658,258	(20,550,264)

INVESTMENT INCOME:
Interest income	954,868	3,498,164	3,335,877	11,160,162

EXPENSES:
Brokerage commissions	3,023,370	3,789,764	9,887,351	12,792,030
Administrative and filing fees	199,926	234,761	636,925	768,955
Profit shares	(3,706,536)	(5,418,566)	6,650,883	237,377

Total expenses	(483,240)	(1,394,041)	17,175,159	13,798,362

NET INVESTMENT INCOME (LOSS)	1,438,108	4,892,205	(13,839,282)	(2,638,200)

NET INCOME (LOSS)	$(12,615,878)	$(47,324,615)	$21,818,976	$(23,188,464)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	780,054	1,211,846	833,582	1,271,085

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(16.17)	$(39.05)	$26.17	$(18.24)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL,
December 31, 2006	1,344,997	$3,607,393	$322,565,177	$326,172,570

Additions	9,068	—	2,213,518	2,213,518

Net income (loss)	—	(272,765)	(22,915,699)	(23,188,464)

Redemptions	(208,984)	(233,997)	(49,591,287)	(49,825,284)

PARTNERS’ CAPITAL,
September 30, 2007	1,145,081	$3,100,631	$252,271,709	$255,372,340

PARTNERS’ CAPITAL,
December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Additions	11,937	—	3,058,171	3,058,171

Net income (loss)	—	320,264	21,498,712	21,818,976

Redemptions	(156,876)	—	(43,773,449)	(43,773,449)

PARTNERS’ CAPITAL,
September 30, 2008	756,114	$3,803,616	$203,054,445	$206,858,061

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Partnership’s investment by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$(78,469)	$3,632,867	$(3,711,335)	N/A

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep.
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46	$277.25	$269.64	$273.58

Performance Summary

January 1, 2008 to September 30, 2008

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

July 1, 2008 to September 30, 2008

The Partnership posted overall losses for the quarter with the stock indices and the agriculture sectors posting gains while the metal, energy, interest rates and the currency sectors posted losses.

The stock indices posted profits for the Partnership. Profits were posted to the Partnership at the beginning of the quarter in lieu of the stock market declines during the first half of July. The Program was able to quickly take profits on its short positions before the prices reversed and moved higher during the second half of July. Losses were posted to the Partnership during the middle of the quarter due to market volatility. Profits were posted to the Partnership at the end of the quarter due to the risk exposure controls maintaining low levels of exposure in the market.

The agriculture sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the quarter due to the volatility in the market. Profits were posted to the Partnership mid-quarter through the end of the quarter as cotton was the best performing market as prices moved in favor of the Program’s short positions.

The metals sector posted losses for the Partnership. Trading in metals was unprofitable for the Partnership as demand slowed around the world, prices for base metals fell which contributed to the losses posted to the Partnership through the quarter.

The energy sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as oil prices reached a record high of $147.90 a barrel on July 11, and then declined more than $25 on prospects of lower demand. Losses continued to be posted to the Partnership from the middle of the quarter to end of the quarter due to volatility in the market.

The interest rate sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as trading was negative for this sector. Futures prices in the foreign interest rate sector ended higher in the middle of the quarter, producing moderate losses for the Partnership. Market volatility reached record levels reflecting anxiety over the intensifying credit crisis in the U.S. financial market. Prospects for slower economic growth, tighter credit conditions and lower demand put pressure on both the financial and commodity markets. After the United States House of Representatives voted down a financial rescue package the markets responded negatively and tumbled, causing losses to be posted to the Partnership at the end of the quarter.

The currency sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the U. S. dollar moved up against the Program’s short positions. The U.S. dollar continued to gain against other major currencies especially the Great British pound. The U.S. dollar benefited from lower oil prices and the worsening economic situation in Europe, Japan and elsewhere. Although the Program’s long U.S. dollar positions against the Great British pound, the Japanese yen, and the New Zealand dollar generated profits, they were not enough to offset the losses sustained from the Program’s short U.S. dollar trades against the Euro, the Swiss Franc and the Australian dollar posting losses to the Partnership the middle of the quarter. Losses were posted to the Partnership at the end of the quarter as market volatility reached record levels. The Program got stopped out of all of its currency cross-rate positions and initiated only a few new trades during at the end of the quarter.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008 and 2007, the Partnership’s average capitalization was  $226,698,226 and $304,045,690, respectively.

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$556,843	0.25%	$3,602,638	$23,638
Currencies	2,086,126	0.92%	7,650,023	361,973
Energy	628,468	0.28%	2,290,531	—
Interest Rates	13,151,941	5.80%	21,989,395	7,236,418
Metals	633,261	0.28%	3,195,563	77,068
Stock Indices	1,396,823	0.62%	4,437,960	—

TOTAL	$18,453,462	8.15%	$43,166,110	$7,699,097

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$792,681	0.26%	$2,269,543	$27,165
Currencies	7,020,578	2.31%	17,571,714	1,273,153
Energy	896,066	0.29%	2,326,145	33,851
Interest Rates	25,028,378	8.23%	40,096,007	4,345,113
Metals	1,167,695	0.38%	3,778,699	—
Stock Indices	3,883,900	1.28%	9,885,296	654,584

TOTAL	$38,789,298	12.75%	$75,927,404	$6,333,866

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Select Futures I L.P.  with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

	Amount	Units	NAV

Jan-08	$2,355,170	9,400	$250.55
Feb-08	—	—	263.68
Mar-08	9,738	34	286.40
Apr-08	—	—	281.89
May-08	—	—	275.75
Jun-08	24,953	88	283.56
Jul-08	49,787	172	289.46
Aug-08	499,882	1,803	277.25
Sep-08	118,641	440	269.64
Oct-08	—	—	273.58

(b) None.

(c) None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2008		By	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008		By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)