Form 10-K
period 2008-12-31
ML SELECT FUTURES I LP
filed 2009-03-31
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009, limited partnership units of with a Net Asset Value of $210,847,174 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2008 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading adviser, Chesapeake Capital Corporation (“Chesapeake”).  On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

As of December 31, 2008, the capitalization of the Partnership was $215,554,694 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $314.15

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $314.15 (December 31, 2008) and the lowest was $127.01 (July 31, 1998).

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

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program is used in managing the Partnership’s assets.  In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”).  Sunrise may trade these markets on any U.S. or non-U.S. exchange.  Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests.  As of December 31, 2008, Sunrise was managing approximately $1.125 billion (excluding “notional” funds) in the futures and forward markets.

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

Market Sectors

In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly diversified portfolio of futures and forward markets.  Commodity interests currently included in the Expanded Diversified Program are: currencies (majors, minors, and crossrates), metals (gold, silver, copper, aluminum, nickel, and zinc), indices (S&P 500, DAX, and Nikkei 225), interest rates (T-bonds, T-Notes, Eurodollars, Euro-Bund, three-month Euro Futures, Euro BOBL, Japanese Government Bond, Euroyen, 90-day Australian Bank Accepted Bill (“Aussie Bill”) and three-month Canadian Bankers’ Acceptance Note), energy (crude oil and natural gas) and agriculturals (soybeans, soymeal, corn, wheat, coffee and sugar and cotton).

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Partnership and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Partnership’s average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2008, 2007, and 2006.

	2008		2007		2006
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Brokerage Commissions	$13,184,374	5.87%	$16,351,736	5.66%	$19,872,678	5.61%
Administrative and Filing Fees	600,956	0.27%	993,261	0.35%	1,153,304	0.33%
Profit Shares	15,939,202	7.10%	671,266	0.23%	49,055	0.01%
Total Expenses	$29,724,532	13.24%	$18,016,263	6.24%	$21,075,037	5.95%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges.  The Partnership’s average month-end Net Assets during 2008, 2007 and 2006 equaled $224,567,351, $288,689,351 and $354,244,209 respectively.

During 2008, 2007 and 2006, the Partnership earned $3,585,936, $13,248,150 and $17,187,972 in interest income, or approximately 1.60%, 4.59% and 4.85% of the Partnership’s average month-end Net Assets.

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

A flat-rate monthly charge of 0.021 of 1% (0.25% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Additionally, the Partnership reimburses MLAI the actual cost of the State of New Jersey annual filing fee assessed on a per partner basis. The administrative fees cover the Partnership’s routine administrative expenses and MLAI will absorb any administrative costs incurred during any calendar year in excess of the foregoing amount.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads on forward and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

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

Regulation

MLAI, the Partnership and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

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

Not Necessarily Indicative of Future Results

Sunrise’s past performance may not be representative of how it may trade in the future for the Partnership.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions which neither MLAI nor the Sunrise advisor can predict or control have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Partnership, its general partner (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Partnership, as well as require increased transparency as to the identity of the Partnership’s limited partners.

Forward Trading

The Partnership will trade in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  Sunrise has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of its Advisor. There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to trading advisor misconduct.

Changes in Trading Strategy

Sunrise may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing Sunrise from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

Sunrise may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  The Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York, New York 10281. MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                                 Holders:

As of December 31, 2008, there were 2,131 holders of Units, including MLAI.

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

During 2008, the Fund issued Units as set forth in the following chart.

	Amount	Units	NAV
Jan-08	$2,355,170	9,400	$250.55
Feb-08	—	—	263.68
Mar-08	9,738	34	286.40
Apr-08	—	—	281.89
May-08	—	—	275.75
Jun-08	24,953	88	283.56
Jul-08	49,787	172	289.46
Aug-08	499,882	1,803	277.25
Sep-08	118,641	440	269.64
Oct-08	9,849	36	273.58
Nov-08	146,779	480	305.79
Dec-08	1,934,468	6,181	312.97
Jan-09	719,404	2,290	314.15
Feb-09	2,329,321	7,491	309.54

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004

TRADING PROFIT (LOSS):
Realized	$81,364,923	$13,343,726	$37,752,945	(24,222,659)	$52,256,615
Change in unrealized	(3,074,698)	(1,451,441)	(5,477,059)	3,041,057	(14,070,731)
Total trading profit (loss)	$78,290,225	11,892,285	32,275,886	(21,181,602)	38,185,884

INVESTMENT INCOME:
Interest	3,585,936	13,248,150	17,187,972	15,719,664	6,875,902

EXPENSES:
Brokerage commissions	13,184,374	16,351,736	19,872,678	27,053,850	26,151,018
Profit Shares	15,939,202	671,266	49,055	-	4,731,366
Administrative and filing fees	600,956	993,261	1,153,304	1,479,720	1,641,858
Total expenses	29,724,532	18,016,263	21,075,037	28,533,570	32,524,242

NET INVESTMENT LOSS	(26,138,596)	(4,768,113)	(3,887,065)	(12,813,906)	(25,648,340)

NET INCOME (LOSS)	$52,151,629	$7,124,172	$28,388,821	$(33,995,508)	$12,537,544

Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004

Partners' Capital	$215,554,694	$225,754,363	$326,172,570	$396,829,138	$586,978,366
Net Asset Value per Unit	$314.15	$250.55	$242.51	$224.17	$234.41

The following month-end net asset value per unit information has been derived from financial and accounting data of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	$226.76	$243.15	$248.26	$237.31	$234.35	$227.99	$223.83	$214.07	$215.06	$222.39	$232.33	$234.41
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46	$210.63	$221.59	$224.17
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51	$233.62	$238.87	$242.51
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02	$243.54	$245.39	$250.55
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46	$277.25	$269.64	$273.58	$305.79	$312.97	$314.15

Pursuant to CFTC policy, monthly performance is presented from January 1, 2004, even though the Units were outstanding prior to such date.

ML SELECT FUTURES I L.P.

December 31, 2008

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $592,639,650

Current Capitalization:   $215,554,694

Worst Monthly Drawdown(2):  (14.94)% (08/07)

Worst Peak-to-Valley Drawdown(3):  (19.86)%  (07/07-08/07)

Net Asset Value per Unit, December 31, 2008:   $314.15

Monthly Rates of Return (4)

Month	2008	2007	2006	2005	2004	2003
January	5.24%	3.20%	0.43%	(6.32)%	0.95%	8.48%
February	8.62	(2.81)	(0.14)	(0.38)	7.23	4.12
March	(1.57)	(4.16)	3.28	(0.75)	2.10	(6.18)
April	(2.18)	6.52	3.48	(1.45)	(4.41)	0.31
May	2.83	3.54	0.65	(0.67)	(1.25)	4.48
June	2.08	1.68	(0.33)	(0.37)	(2.71)	(3.80)
July	(4.22)	(5.79)	(4.38)	(2.50)	(1.82)	(1.54)
August	(2.74)	(14.94)	(0.79)	(0.09)	(4.36)	(0.05)
September	1.46	6.46	(0.51)	1.06	0.46	(3.36)
October	11.77	9.20	2.69	1.04	3.41	5.54
November	2.35	0.76	2.25	5.20	4.47	(1.21)
December	0.38	2.10	1.52	1.16	0.89	8.05
Compound Annual Rate of Return	25.39%	3.31%	8.18%	(4.37)%	4.35%	14.47%

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

2008

Total Trading Profit (Loss)
Energy	$23,786,024
Currencies	18,753,664
Agricultural Commodities	610,889
Interest Rates	10,363,798
Stock Indices	19,323,290
Metals	5,452,560
$78,290,225

The Partnership posted profits for the year in all sectors which include the energy, stock indices, currency, interest rates, metals and agriculture sectors.

The energy sector posted profits for the Partnership. Oil prices eased back from the record high hit on January 3, 2008 of more than $100 per barrel and posted moderate losses for the Partnership. Profits were posted to the Partnership in the middle of the quarter continuing to the end of the first quarter as crude oil reached an unprecedented $110 a barrel.  Profits were posted to the Partnership at the beginning of the second quarter as prices continued to move higher as worries about supply disruptions sent crude oil futures to a record of $120 a barrel. Profits continued to be posted to the Partnership in the middle of the quarter due to the long energy positions led by crude oil futures, which reached record levels above $135 a barrel as prices advanced to new historical highs. The second quarter ended with profits being posted to the Partnership as crude oil continued to make record highs, closing the month at $140 a barrel.  Losses were posted to the Partnership at the beginning of the third quarter as oil prices reached a record high of $147.90 a barrel on July 11, 2008 and then declined more than $25 on prospects of lower demand. Losses continued to be posted to the Partnership from the middle of the third quarter to the end of the quarter due to volatility in the market. Profits were posted to the Partnership throughout the fourth quarter. Trading in energies produced significant returns for the Partnership despite October being among the most volatile months in market history. As the world’s economic outlook continued to deteriorate, the energy markets moved lower and posted profits to the Partnership in November. Short positions in energies were among the most profitable for the Partnership at the end of the year. Oil prices ended the year significantly lower than the July record high price due to concerns about weak global demand.

The stock indices sector posted profits for the Partnership. Trading in stocks was profitable for the Partnership as global stocks experienced a steep decline and finished lower for the month of January. Profits continued to be posted to the Partnership during the middle of the first quarter. The first quarter ended with profits being generated due to the Partnership’s short positions in the Japanese Nikkei and Topix. Trading in global equities was unprofitable for the Partnership with positions in both domestic and foreign equity markets contributing to the negative performance as losses were posted to the Partnership through the second quarter. Profits were posted to the Partnership at the beginning of the third quarter in lieu of the stock market declines during the first half of July. The Program was able to quickly take profits on its short positions before the prices reversed and moved higher during the second half of July. Losses were posted to the Partnership during the middle of the quarter due to market volatility. Profits were posted to the Partnership at the end of the third quarter due to the risk exposure controls maintaining low levels of exposure in the market.  Profits were posted to the Partnership at the beginning of the fourth quarter. The Partnership was able to benefit from trading opportunities that emerged during the period of global financial crises with relatively low risk. Losses were posted to the Partnership from the middle of the quarter to the end of the fourth quarter as global markets remain very volatile.

The currency sector posted profits for the Partnership. The U.S. dollar weakened against the Euro and experienced volatile performance against other major currencies at the beginning of the first quarter. Profits were posted for the Partnership due to gains in the British pound positions versus the Swiss franc and the Euro. The currency sector also generated solid profits for the Partnership as the U.S. dollar continued to fall in the middle of the quarter as the U.S. dollar marked new lifetime lows against the Euro and a series of multiyear lows against other currencies, ranging form the Swiss franc to the Australian dollar. The U.S. dollar’s weakness stemmed from a number of factors, including soft U.S. economic data and prospects for more interest rate cuts. Profits continued to be posted to the Partnership as the U.S. dollar continued its decline in March, setting new lows against the Euro and the Swiss franc, and reaching its weakest level against the Japanese yen since 1995. As the U.S. economic outlook continued to deteriorate and the interest rate differential widened at the expense of the U.S. dollar, its position as a low yielding currency remained the main factor behind its declining value. Losses were posted to the Partnership at the beginning of the second quarter due to the U. S. dollar initially dropping to another record low against the Euro, only to rebound later in the month of April causing the Partnership to liquidate some of its short U.S. dollar positions. Trading in currencies produced small losses in the middle of the quarter for the Partnership as the environment turned more favorable for the U.S. dollar as the price action was mostly range bound when compared to the high volatility of previous months. The U.S. dollar’s link to oil prices was one of the factors that kept it in a relatively tight price range against other major currencies. Negative economic news was prevalent throughout the month of June, starting with an employment report in the United Sates that showed the largest month to month increase in the jobless rate since February 1986. The Partnership posted profits as the second quarter ended due to profits from a stronger Swiss franc and the U.S. dollar losing value. Losses were posted to the Partnership at the beginning of the third quarter as the U. S. dollar moved up against the Partnership’s short positions. The U.S. dollar continued to gain against other major currencies especially the British pound. Although the Partnership’s long U.S. dollar positions against the British pound, the Japanese yen, and the New Zealand dollar generated profits, they were not enough to offset the losses sustained from the Partnership’s short U.S. dollar trades against the Euro, the Swiss Franc and the Australian dollar posting losses to the Partnership in the middle of the quarter. Losses were posted to the Partnership at the end of the third quarter as market volatility reached record levels. Profits were posted to the Partnership at the beginning through the middle of the fourth quarter. Trading conditions in currencies were exceptionally thin and the markets were therefore prone to volatile moves. The U.S. dollar turned weaker at the end of the year which contributed to losses being posted for the Partnership.

The interest rate sector posted profits to the Partnership. Unprecedented actions by the U.S. Federal Reserve appeared to be driving the markets in January. Concerns about the housing and credit markets as well as deteriorating economic fundamentals prompted the U.S. Federal Reserve to cut interest rates. The decline in U.S. interest rates was the major source of profits being posted to the Partnership at the beginning of the quarter. Both domestic and foreign interest rate markets moved in favor of the Partnership’s positions posting profits for the Partnership in the middle of the quarter.  Losses were posted to the Partnership at the end of the quarter as the markets switched direction and moved against the Partnership’s long positions. Losses were posted to the Partnership at the beginning of the second quarter. The key highlight among the numerous economic reports and developments was the U.S. Federal Open Market Committee’s rate decision to leave interest rates on hold. In reaction to news that the U.S. Federal Reserve might leave interest rates on hold for some time, a number of key markets experienced volatile price actions and reversals. Profits were posted to the Partnership in the middle of the quarter due to the Program’s positions were either liquidated (majority of domestic interest rate futures) or switched direction (short-term foreign interest rates.).  Profits continued to be posted at the end of the second quarter.  Losses were posted to the Partnership at the beginning of the third quarter as trading was negative for this sector. Futures prices in the foreign interest rate sector ended higher in the middle of the quarter, producing moderate losses for the Partnership. Market volatility reached record levels reflecting anxiety over the intensifying credit crisis in the U.S. financial market. Prospects for slower economic growth, tighter credit conditions and lower demand put pressure on both the financial and commodity markets. After the United States House of Representatives voted down a financial rescue package the markets responded negatively and tumbled, causing losses to be posted to the Partnership at the end of the third quarter. Profits were posted to the Partnership at the beginning of the fourth quarter. The interest rate market rallied in November as investors moved from falling stocks to government debt. Yields on the 2, 5, 10 and 30 U.S. bonds touched historic lows during the month. Growing demand for government securities in general was based on expectations that central banks would cut interest rates further. The year ended with the interest rate sector posting profits for the Partnership due to the U.S. Federal Reserve’s zero interest policy.

The metals sector posted profits to the Partnership. Gold prices rallied at the beginning of the year setting a record of $936.30 an ounce which was not enough to offset the losses posted to the Partnership early in the first quarter. The metals sector rallied in the middle of the quarter posting profits for the Partnership. Commodity prices rose to unprecedented levels during the month of March with crude oil reaching $110 a barrel and gold reaching $1,000 per ounce for the first time. There was an aggressive sell-off in the commodity complex later in March, which erased gains that were achieved earlier in the month. Gold and crude oil experienced their biggest one-day price correction in years. As a result, the Partnership’s exposure in the commodity sector was reduced considerably. Losses were posted to the Partnership at the beginning of the second quarter through the middle due to a volatile market. The second quarter ended with profits posted to the Partnership due to the long positions in copper and aluminum. Trading in metals was unprofitable for the Partnership as demand slowed around the world, prices for base metals fell which contributed to the losses posted to the Partnership throughout the third quarter.  Trading in metals produced profits being posted to the Partnership at the beginning of the fourth quarter due to the Partnership participating in many pronounced price trends. Losses were posted to the Partnership in the middle of the quarter due to the volatility in the global markets. The year ended with profits posted to the Partnership despite the most difficult trading conditions and unprecedented volatility that defined the markets for most of the year.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning through the middle of the first quarter due to a powerful rally in grains.  The end of the first quarter generated losses for the Partnership due to increased volatility and trend reversals.  Profits were posted to the Partnership at the beginning through the middle of the second quarter. However, heavy flooding in the Midwest section of the United States contributed to losses being posted to the Partnership at the end of the second quarter as the price of grains were driven up. Soybean meal traded near all time high however, these gains were offset by losses in cotton and sugar. The Partnership exited their short positions in these markets as prices bounced upward. Losses were posted to the Partnership at the beginning of the third quarter due to the volatility in the market. Profits were posted to the Partnership from the middle through the end of the third quarter as cotton was the best performing market as prices moved in favor of the Partnership’s short positions. Profits were posted to the Partnership at the beginning through the middle part of the fourth quarter in lieu of market volatility. Losses were posted to the Partnership as the year ended due to extreme volatility in the markets.

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

2006

Total Trading Profit (Loss)
Energy	$470,071
Currencies	5,369,824
Agricultural Commodities	(1,879,496)
Interest Rates	6,848,350
Stock Indices	8,321,295
Metals	13,145,842
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

Because substantially all of the Partnership’s assets are held in cash, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Partnership to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2008, 2007 and 2006. During the fiscal year 2008, the Partnership’s average capitalization was $224,567,351. During the fiscal year 2007, the Partnership’s average capitalization was $288,689,351. During the fiscal year 2006, the Partnership’s average capitalization was $354,244,209.

December 31, 2008

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$1,720,373	0.77%	$7,650,023	$77,773
Metals	507,761	0.23%	3,195,563	30,914
Stock Indices	1,056,921	0.47%	4,437,960	—
Interest Rates	10,969,318	4.88%	21,989,395	2,371,171
Energy	510,246	0.23%	2,290,531	—
Agricultural Commodities	476,983	0.21%	3,602,638	23,638

TOTAL	$15,241,602	6.79%	$43,166,110	$2,503,496

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$6,528,563	2.26%	$78,342,752	$1,273,153
Metals	965,803	0.33%	11,589,631	-
Stock Indices	3,084,338	1.07%	37,012,055	520,573
Interest Rates	22,335,459	7.74%	268,025,512	3,455,553
Energy	1,452,389	0.50%	17,428,673	—
Agricultural Commodities	720,811	0.25%	8,649,733	27,165

TOTAL	$35,087,363	12.15%	$421,048,357	$5,276,444

December 31, 2006

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$1,887,758	0.53%	$6,222,410	$197,905
Metals	183,195	0.05%	458,773	—
Stock Indices	1,534,109	0.43%	5,526,258	—
Interest Rates	26,922,172	7.60%	33,894,080	13,349,857
Energy	589,740	0.17%	2,618,734	—
Agricultural Commodities	218,024	0.06%	1,475,549	—

TOTAL	$31,334,998	8.85%	$50,195,804	$13,547,762

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2008, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2008.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, AUD, CHF and Euros.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2008

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Total Income (Loss)	$42,882,026	$(13,099,118)	$11,510,363	$40,582,890	$34,530,537	$(48,718,656)	$46,724,564	$(7,396,010)
Total Expenses	12,549,373	(483,240)	5,460,868	12,197,531	4,217,901	(1,394,041)	10,435,600	4,756,803
Net Income (Loss)	$30,332,653	$(12,615,878)	$6,049,495	$28,385,359	$30,312,636	$(47,324,615)	$36,288,964	$(12,152,813)

Weighted average units	725,016	780,054	829,950	890,742	1,045,515	1,211,846	1,274,203	1,327,037

Net Income (Loss) per weighted average Unit	$41.84	$(16.17)	$7.29	$31.87	$28.99	$(39.05)	$28.48	$(9.16)

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

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

Because of its inherent limitations, internal control over financial reporting can  provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2008, the Partnership’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

  Not Applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

 10(a) and 10(b)     Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer, President, and Manager of MLAI. He also serves as the Chief Executive Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Executive Officer of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as Chief Executive Officer of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer of MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He is also a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of MLAI, and his registration as a principal of MLAI is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He is also a Managing Director within the

MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

As of December 31, 2008, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $4,367,587.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

(b)                                 Security Ownership of Management:

As of December 31, 2008, MLAI owned 13,916 Unit-equivalent general partnership interests, which constituted 2.03% of the total Units outstanding, the principals of MLAI did not own any Units, and the Advisor did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Partnership

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

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

In 2008, the Partnership expensed:  (i) Brokerage Commissions of $13,184,374 to MLPF&S, which included $2,377,600 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $599,290 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                  Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2008 would be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2008 and 2007 were $48,000 for both years.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2008 or 2007 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the years ended December 31, 2008 and 2007 were $72,000 for both years.

(d)                                 All Other Fees

No fees were paid to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2008 or 2007 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	For the years ended December 31, 2008, 2007 and 2006:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006	5

	Notes to Financial Statements	6

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

3.02	ML Select Futures I L.P. Eleventh Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02(a) contained in the Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on October 11, 2007.

10.01	Subscription Agreement

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in Amendment No. 2 to the Registrant’s Registration Statement

10.03	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Consulting Agreement between Merrill Lynch Futures Inc. and Sunrise Capital Partners, LLC.

Exhibit 10.04:	Is incorporated hereby by reference from Exhibit 10.04 contained in the Registrant’s Registration Statement.

10.05	Selling Agreement among ML Select Futures I L.P. Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Sunrise Capital Partners.

Exhibit 10.05:	Is incorporated hereby by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/Justin C. Ferri	Vice President and Manager	March 31, 2009
Justin C. Ferri

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SELECT FUTURES LIMITED PARTNERSHIP

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications