Form 10-Q
period 2009-03-31
ML SELECT FUTURES I LP
filed 2009-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009, 656,724 units of membership were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,309,508 for 2009 and $3,079,224 for 2008)	$202,473,184	$230,516,339
Net unrealized profit on open contracts	—	4,496,162
Accrued interest	46,760	9,572
Filing fees receivable	—	110,738

TOTAL ASSETS	$202,519,944	$235,132,811

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$919,636	$1,077,487
Profit Shares payable	—	13,744,964
Administrative and filing fees payable	309,198	48,977
Redemptions payable	4,015,791	4,704,396
Net unrealized loss on open contracts	1,544,677	—
Due to Affiliate	—	2,293
Total liabilities	6,789,302	19,578,117

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	4,147,475	4,367,587
Limited Partners (642,808 Units and 672,247 Units)	191,583,167	211,187,107

Total partners’ capital	195,730,642	215,554,694

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$202,519,944	$235,132,811

NET ASSET VALUE PER UNIT
(Based on and 656,724 Units outstanding; unlimited 686,163 Units authorized)	$298.0409	$314.1450

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
TRADING PROFIT (LOSS):

Realized	$(1,997,315)	$41,222,213
Change in unrealized, net	(6,040,712)	(2,019,009)

Total trading profit (loss)	(8,038,027)	39,203,204

INVESTMENT INCOME:

Interest	126,921	1,379,686

EXPENSES:

Brokerage commissions	2,872,513	3,509,077
Profit Shares	—	222,004
Administrative and filing fees	130,569	8,466,450

Total expenses	3,003,082	12,197,531

NET INVESTMENT INCOME (LOSS)	(2,876,161)	(10,817,845)

NET INCOME (LOSS)	$(10,914,188)	$28,385,359

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	681,670	890,742

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(16.01)	$31.87

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Subscriptions	9,434	—	2,364,908	2,364,908

Net income (loss)	—	430,395	27,954,964	28,385,359

Redemptions	(62,169)	—	(17,371,912)	(17,371,912)

PARTNERS’ CAPITAL, March 31, 2008	848,318	$3,913,747	$235,218,971	$239,132,718

PARTNERS’ CAPITAL, December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	8,402	—	2,609,223	2,609,223

Net income (loss)	—	(220,112)	(10,694,076)	(10,914,188)

Redemptions	(37,841)	—	(11,519,087)	(11,519,087)

PARTNERS’ CAPITAL, March 31, 2009	656,724	$4,147,475	$191,583,167	$195,730,642

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

In the opinion of management, the interim financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

2.     CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2009 and December 31, 2008, are as follows:

3/31/2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	—	$—	0.00%	$—	0.00%	N/A
Currencies	41,125	(61,405)	-0.03%	(717,875)	(1,104,326)	-0.56%	(1,165,731)	-0.60%	June 2009
Energy	57	(73,118)	-0.04%	—	—	0.00%	(73,118)	-0.04%	May 2009
Interest rates	348	(51,298)	-0.03%	—	—	0.00%	(51,298)	-0.03%	June 2009
Metals	108	(114,113)	-0.06%	(87)	100,849	0.05%	(13,264)	-0.01%	April 2009
Stock indices	—	—	0.00%	(189)	(241,266)	-0.12%	(241,266)	-0.12%	June 2009

Total		$(299,934)	-0.16%		$(1,244,743)	-0.64%	$(1,544,677)	-0.80%

12/31/2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(265)	$(67,707)	-0.03%	$(67,707)	-0.03%	March 09
Currencies	1,979,398	465,793	0.22%	(1,126,285)	(1,811,557)	-0.84%	(1,345,764)	-0.62%	March 09
Energy	550	2,010,634	0.93%	—	—	0.00%	2,010,634	0.93%	March 09 - December 09
Interest rates	—	—	0.00%	(59)	238,129	0.11%	238,129	0.11%	February 09 - June 09
Metals	131	(2,830,888)	-1.31%	(182)	6,510,691	3.02%	3,679,803	1.71%	January 09 - March 09
Stock indices	—	—	0.00%	(6)	(18,933)	-0.01%	(18,933)	-0.01%	March 09

Total		$(354,461)	-0.16%		$4,850,623	2.25%	$4,496,162	2.09%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2009 and December 31, 2008.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009

	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(238,529)	$(140,417)	$(378,946)
Forwards	(61,405)	(1,104,326)	(1,165,731)
Total	(299,934)	(1,244,743)	(1,544,677)

12/31/2008

	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(820,254)	$6,662,180	$5,841,926
Forwards	465,792	(1,811,557)	(1,345,764)
Total	(354,461)	4,850,623	4,496,162

3.               FAIR VALUE OF INVESTMENTS

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).  All investments interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.”

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Partnership by using the reported closing price on the primary exchange where it trades such investments. These closing prices are observed through the clearing broker and third party pricing services. For non exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

Upon adoption of SFAS No. 157, the Partnership determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Partnership determined that Level II securities would include its forward contracts

The following table summarizes the valuation of the Partnership’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
12/31/2008	$4,496,162	$5,841,926	$(1,345,764)	N/A
03/31/2009	$(1,544,677)	$(378,946)	$(1,165,731)	N/A

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The disclosure about the objectives and strategies for using derivatives is described in Note 1. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statement of financial condition and statement of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers

4.     MARKET AND CREDIT RISKS

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

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.
2008	$263.68	$286.40	$281.89
2009	$309.54	$307.24	$298.04

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 9.20% from $215,554,694 to $195,730,642.  This decrease was attributable to the net loss from operations of $10,914,188, coupled with the redemption of 37,841 Redeemable Units of Limited Partnership Interest resulting in an outflow of $11,519,087.  The cash outflow was offset with cash inflow of $2,609,223 due to subscription of 8,402 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in  the Statements of Operations and Statement of Changes in Partners Capital.

Fair Value Measurements

The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership.  When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statement of Changes in Partners Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations and Statement of Changes in Partner’s Capital.

Income Taxes

Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses and Partners’ Capital.

In 2007, the Partnership adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

Result of Operations

January 1, 2009 to March 31, 2009

The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $8,038,027.  Losses were primarily attributable to the Partnership’s trading in interest rate, agriculture, energy, metals, stock indices and currency sectors.

The interest rate sector posted losses for the Partnership. Interest rate futures were subjected to price reversals at the beginning of the quarter as yields on government securities moved higher causing this sector to produce small losses. Profits were posted to the Partnership in the middle of the quarter as the Program was able to identify trading opportunities in the long-term price trends.

The quarter ended with losses being posted to the Partnership as global markets lacked any clear direction in an environment of uncertainty over the global economic outlook.

The agriculture sector posted losses for the Partnership throughout the quarter due to the volatility in global markets.

The energy sector posted losses for the Partnership throughout the quarter. Losses were posted to the Partnership at the beginning of the quarter as markets remain volatile and fail to show price direction. Short positions in crude oil futures generated losses in the middle of the quarter due to oil prices rising after the U.S. data showed declining inventories. The quarter ended with losses being posted for the Partnership as trading was difficult in a volatile market.

The metals sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as most markets in the metals sectors had negative returns. The Program initiated a long position in gold in the middle of the quarter as demand was rising and the price reached $1,000 per ounce. The market was not able to sustain that level and ended the month lower which caused losses for the Partnership. Losses continued to be posted to the Partnership at the end of the quarter as markets in general lacked any clear direction in an environment of uncertainty over the global economic outlook.

The stock indices posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as markets remained volatile and failed to show any meaningful price direction. Profits were posted for the Partnership and trading in equity futures was profitable as the bear market began to accelerate and stock fell to their lowest level since 1997. The governments plan to rescue the banking system sent stock markets to their highest levels in more than a month. As a result, the majority of the Partnership’s short positions were liquidated with losses being posted for the Partnership as the quarter ended.

The currency sector posted losses for the Partnership. The markets were thinner than in normal economic conditions at the beginning of the quarter and there were no strong technical signals for a new price trend. The U.S. dollar benefited from its unique status as the world’s reserve currency and managed to strengthen against other European currencies. The Partnership’s exposure in the currency sector was light resulting in slightly negative returns. Losses continued to be posted to the Partnership in the middle of the quarter as the currency sector was hurt by a major reversal in Japanese yen. The currency rose about 30% between August 2008 and the start of February 2009, then switched direction against the U.S. dollar and other major currencies. Trading in currencies at the end of the quarter generated losses being posted for the Partnership. The U.S. dollar weakened against a wide range of currencies as worries about inflation intensified and the U.S. dollar’s status as the world’s reserve currency gained increased coverage.

January 1, 2008 to March 31, 2008

The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $39,203,204.  Gains were primarily attributable to the Partnership’s trading with currencies, stock indices, interest rates, metals and energy sectors, offset with loss from agriculture.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended March 31, 2009 and 2008.  For the three months ended March 31, 2009 and 2008, the Partnership’s average capitalization was $206,940,644 and $237,277,908 respectively.

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,418,045	0.69%	$4,254,134	$302,519
Metals	228,237	0.11%	684,711	28,644
Stock Indices	838,874	0.41%	2,516,622	283,478
Interest Rates	1,825,065	0.88%	5,475,196	1,687,269
Energy	159,897	0.08%	479,692	15,364
Agricultural Commodities	12,189	0.01%	36,566	—

TOTAL	$4,482,307	2.18%	$13,446,921	$2,317,274

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	4,363,745	1.84%	7,650,023	1,940,642
Metals	1,522,960	0.64%	3,195,563	463,513
Stock Indices	2,841,007	1.20%	4,437,960	1,894,193
Interest Rates	15,488,001	6.53%	21,989,395	10,404,418
Energy	1,336,094	0.56%	2,290,531	499,924
Agricultural Commodities	1,327,837	0.56%	3,602,638	64,179

TOTAL	$26,879,644	11.33%	$43,166,110	$15,266,869

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

Item 4.             Controls and Procedures

MLAI, the Sponsor of ML Select Futures I L.P.  with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                  Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on

Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Security Act. The selling agent of the following Class of Unit was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-09	719,404	2,290	314.15
Feb-09	1,609,923	5,201	309.54
Mar-09	279,896	911	307.24
Apr-09	676,253	2,269	298.04

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

ML SELECT FUTURES I L.P.
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2009	By	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)