Form 10-Q
period 2009-06-30
ML SELECT FUTURES I LP
filed 2009-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-50269

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2009, 627,295 units of membership were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $12,433,632 for 2009 and $20,312,114 for 2008)	$191,112,430	$230,516,339
Net unrealized profit on open contracts	499,561	4,496,162
Accrued interest	28,838	9,572
Filing fees receivable	—	110,738

TOTAL ASSETS	$191,640,829	$235,132,811

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$877,537	$1,077,487
Profit shares payable	—	13,744,964
Administrative and filing fees payable	173,586	48,977
Redemptions payable	1,912,961	4,704,396
Due to Affiliate	—	2,293
Total liabilities	2,964,084	19,578,117

PARTNERS’ CAPITAL:

General Partner (13,916 Units)	4,185,570	4,367,587
Limited Partners (613,379 Units and 672,247 Units)	184,491,175	211,187,107

Total partners’ capital	188,676,745	215,554,694

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$191,640,829	$235,132,811

NET ASSET VALUE PER UNIT
(Based on 627,295 Units outstanding; unlimited 686,163 Units authorized)	$300.7783	$314.1450

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
TRADING PROFIT (LOSS):

Realized	$2,282,081	$6,558,519	$284,766	$47,780,732
Change in unrealized, net	2,044,235	3,950,521	(3,996,477)	1,931,512

Total trading profit (loss)	4,326,316	10,509,040	(3,711,711)	49,712,244

INVESTMENT INCOME:

Interest	85,599	1,001,323	212,520	2,381,009

EXPENSES:

Brokerage commissions	2,671,953	3,354,904	5,544,466	6,863,981
Profit Shares	—	214,995	—	436,999
Administrative and filing fees	(12,246)	1,890,969	118,323	10,357,419

Total expenses	2,659,707	5,460,868	5,662,789	17,658,399

NET INVESTMENT INCOME (LOSS)	(2,574,108)	(4,459,545)	(5,450,269)	(15,277,390)

NET INCOME (LOSS)	1,752,208	$6,049,495	$(9,161,980)	$34,434,854

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	646,928	829,950	664,300	860,346

Net income (loss) per weighted average General Partner and Limited Partner Unit	$2.71	$7.29	$(13.79)	$40.02

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Subscriptions	9,522	—	2,389,861	2,389,861

Net income (loss)	—	540,991	33,893,863	34,434,854

Redemptions	(117,328)	—	(32,968,471)	(32,968,471)

PARTNERS’ CAPITAL, June 30, 2008	793,247	$4,024,343	$225,586,264	$229,610,607

PARTNERS’ CAPITAL, December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	12,835	—	3,936,555	3,936,555

Net income (loss)	—	(182,017)	(8,979,963)	(9,161,980)

Redemptions	(71,703)	—	(21,652,524)	(21,652,524)

PARTNERS’ CAPITAL, June 30, 2009	627,295	$4,185,570	$184,491,175	$188,676,745

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE  AND SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	3 months ended	6 months ended
	June 2009	June 2009

Per Unit Operating Performance:

Net asset value, beginning of period	$298.04	$314.15

Realized trading profit (loss)	3.70	0.42
Change in unrealized	3.21	(5.61)
Interest income	0.13	0.33
Expenses (1)	(4.30)	(8.51)

Net asset value, end of period	$300.78	$300.78

Total Return:

Total return	0.92%	-4.25%

Ratios to Average Partners’ Capital (1):

Expenses	2.84%	1.29%
Net investment loss	-4.59%	0.85%

(1) Includes the impact of brokerage commission expenses.

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

Merrill Lynch Alternative Investments LLC (“MLAI”), the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading advisor, Chesapeake Capital Corporation (“Chesapeake”). On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Advisor”).

In the opinion of management, the interim financial statements contain all adjustments necessary for a fair statement of the financial position of the Partnership as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.     CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2009 and December 31, 2008, are as follows:

June 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	403	$(235,917)	-0.13%	—	$—	0.00%	$(235,917)	-0.13%	September 2009
Currencies	78,025	494,675	0.26%	(1,323,625)	(330,451)	-0.18%	164,224	0.09%	September 2009
Energy	470	(349,734)	-0.19%	—	—	0.00%	(349,734)	-0.19%	August 2009
Interest rates	44	(7,723)	0.00%	(479)	(39,911)	-0.02%	(47,634)	-0.03%	September 2009
Metals	376	1,292,178	0.68%	(19)	11,438	0.01%	1,303,616	0.69%	August 2009
Stock indices	639	(334,994)	-0.18%	—	—	0.00%	(334,994)	-0.18%	September 2009

Total		$858,485	0.44%		$(358,924)	-0.19%	$499,561	0.24%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(265)	$(67,707)	-0.03%	$(67,707)	-0.03%	March 09
Currencies	1,979,398	465,793	0.22%	(1,126,285)	(1,811,557)	-0.84%	(1,345,764)	-0.62%	March 09
Energy	550	2,010,634	0.93%	—	—	0.00%	2,010,634	0.93%	March 09 - December 09
Interest rates	—	—	0.00%	(59)	238,129	0.11%	238,129	0.11%	February 09 - June 09
Metals	131	(2,830,888)	-1.31%	(182)	6,510,691	3.02%	3,679,803	1.71%	January 09 - March 09
Stock indices	—	—	0.00%	(6)	(18,933)	-0.01%	(18,933)	-0.01%	March 09

Total		$(354,461)	-0.16%		$4,850,623	2.25%	$4,496,162	2.09%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2009 and December 31, 2008.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$363,810	$(28,474)	$335,336
Forwards	494,675	(330,450)	164,225
Total	$858,485	$(358,924)	$499,561

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(820,254)	$6,662,180	$5,841,926
Forwards	465,793	(1,811,557)	(1,345,764)
Total	$(354,461)	$4,850,623	$4,496,162

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

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Partnership determined that Level II securities would include its forward contracts

The following table summarizes the valuation of the Partnership’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
December 31, 2008	$4,496,162	$5,841,926	$(1,345,764)	N/A
June 30, 2009	$499,561	$335,336	$164,225	N/A

Effective January 1, 2009, the Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements Operations and Partners’ Capital.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Partnership does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Partnership does not expect the adoption of FAS 168 to have an impact on its financial statements.

FASB issued Statement of Financial Accounting Statement No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Partnership has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 6.

6.               SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers,  became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 12.46% from $215,554,694 to $188,676,745.  This decrease was attributable to the net loss from operations of $9,161,980, coupled with the redemption of 71,703 Redeemable Units of  Interest resulting in an outflow of $21,652,524.  The cash outflow was offset with cash inflow of $3,936,555 due to subscription of 12,835 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Changes in Partners Capital.

Fair Value Measurements

The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership.  When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statements of Changes in Partners Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statements of Changes in Partner’s Capital.

Income Taxes

Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses and Partners’ Capital.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

Results of Operations

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

April 1, 2009 to June 30, 2009

The Partnership experienced a net trading profit before brokerage commissions and related fees in the second quarter of 2009 of $4,326,316.  Profits were primarily attributable to the Partnership’s trading in energy, metals, currencies, stock indices, interest rates and agriculture sectors.

The energy sector posted profits for the Partnership. Profits were posted to the Partnership at the beginning of the quarter through the middle of the quarter as crude oil rose to a six month high on expectations of higher demand in a recovering economy. The quarter ended with profits being posted to the Partnership due to long positions in the energy sector as oil prices made new highs for the year as the outlook for global demand continued to show signs of strengthening.

The metals sector posted profits for the Partnership. The program took advantage of new developing trends in metals and initiated new long positions in the metals sector resulting in profits being posted to the Partnership throughout the quarter.

The currency sector posted profits for the Partnership. Currencies posted losses to the Partnership at the beginning of the quarter as the U.S. dollar initially strengthened then moved lower against other currencies. Profits were posted to the Partnership in the middle of the quarter due to an uptrend in the Australian dollar,

New Zealand dollar and the South African rand and the U.S. dollar weakened against other major and minor currencies due to rising concerns about the country’s credit ratings. Profits in the currency markets were led by the strength of the British pound against other currencies especially the U.S. dollar plus minor currency positions resulting in profits being posted to the Partnership at the end of the quarter.

Stock indices posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter in reaction to the United States Federal Reserve’s assessment that the United States economy began to show a slower rate of decline, while the equity markets grew stronger and triggered a liquidation of the program’s remaining short positions. Equity prices were somewhat volatile in the middle of the quarter due to continued uncertainty over the global economy. Long positions resulted in profits being posted to the Partnership with foreign equities more profitable than domestic equities. Profits continued to be posted to the Partnership at the end of the quarter as equity prices moved higher as the market focuses on positive economic reports, improved consumer confidence and other signs of stabilization.

The interest rate sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter due to the swine flu outbreak generating concerns which resulted in higher volatility levels across all market levels. It created a new challenge for the markets with its negative implications on the global economy. Treasury prices fell and yields rose on concerns about increasing supplies of government debt resulting in profits being posted to the Partnership in the middle of the quarter. A significant drop in the U.S. treasury prices early in June triggered a decrease in overall exposure to interest rate products. A better than expected U.S. employment report sent the yield on two year U.S. Treasury notes surging to the highest level since November 2008 before retreating towards the end of the June resulting in losses being posted to the Partnership.

The agriculture sector posted losses for the Partnership. Profits were posted to the Partnership at the beginning through the middle of the quarter as the Program initiated new long positions due the developing trends in the agriculture commodities. Losses were posted to the Partnership at the end of the quarter due to reversals in the Program’s long agricultural positions (wheat, corn and soy meal) which contributed negatively to returns. Long positions were systematically reduced during the month of June.

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

The Partnership has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended June 30, 2009 and 2008.  For the six months ended June 30, 2009 and 2008, the Partnership’s average capitalization was $199,705,864 and $233,961,563 respectively.

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$975,158	0.49%	$2,751,462	$302,519
Metals	337,984	0.17%	559,824	28,644
Stock Indices	757,008	0.38%	1,898,322	283,478
Interest Rates	3,624,124	1.81%	7,363,151	1,687,269
Energy	390,727	0.20%	943,257	15,364
Agricultural Commodities	112,378	0.06%	296,594	—

TOTAL	$6,197,379	3.11%	$13,812,610	$2,317,274

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,653,559	1.13%	$7,650,023	$849,052
Metals	847,781	0.36%	3,195,563	77,068
Stock Indices	1,493,998	0.64%	4,437,960	—
Interest Rates	15,172,154	6.48%	21,989,395	10,404,418
Energy	938,980	0.40%	2,290,531	415,329
Agricultural Commodities	729,959	0.31%	3,602,638	23,638

TOTAL	$21,836,431	9.32%	$43,166,110	$11,769,505

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2009 by market sector.

Interest Rates

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

Currencies

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

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of June 30, 2009. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2009.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, AUD, CHF and Euros.

U.S. Dollar Cash Balance

The Partnership holds U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Sponsor of the Partnership with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no changes in the Partnership’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Amount	Units	NAV
Jan-09	719,404	2,290	314.15
Feb-09	1,609,923	5,201	309.54
Mar-09	279,896	911	307.24
Apr-09	676,253	2,269	298.04
May-09	96,540	328	294.33
Jun-09	554,539	1,836	302.04
Jul-09	38,199	127	300.78

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

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 14, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)