Form 10-Q
period 2009-09-30
ML SELECT FUTURES I LP
filed 2009-11-12
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

As of September 30, 2009, 614,125 units of membership were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $22,644,544 for 2009 and $12,753,536 for 2008)	$193,089,433	$230,516,339
Net unrealized profit on open contracts	3,529,803	4,496,162
Accrued interest	20,800	9,572
Filing fees receivable	—	110,738

TOTAL ASSETS	$196,640,036	$235,132,811

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$740,867	$1,077,487
Profit shares payable	959,312	13,744,964
Administrative and filing fees payable	40,991	48,977
Redemptions payable	1,075,283	4,704,396
Due to Affiliate	—	2,293
Total liabilities	2,816,453	19,578,117

PARTNERS’ CAPITAL:

General Partner (13,916 Units)	4,391,955	4,367,587
Limited Partners (600,209 Units and 672,247 Units)	189,431,628	211,187,107

Total partners’ capital	193,823,583	215,554,694

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$196,640,036	$235,132,811

NET ASSET VALUE PER UNIT
(Based on 614,125 Units outstanding; 686,163 Units authorized)	$315.6093	$314.1450

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
TRADING PROFIT (LOSS):

Realized	$9,781,503	$(4,471,651)	$10,066,269	$43,309,081
Change in unrealized, net	3,030,118	(9,582,335)	(966,359)	(7,650,823)

Total trading profit (loss)	12,811,621	(14,053,986)	9,099,910	35,658,258

INVESTMENT INCOME:

Interest	80,952	954,868	293,472	3,335,877

EXPENSES:

Brokerage commissions	2,693,296	3,023,370	8,237,762	9,887,351
Profit Shares	962,861	(3,706,536)	962,861	6,650,883
Administrative and filing fees	(11,275)	199,926	107,048	636,925

Total expenses	3,644,882	(483,240)	9,307,671	17,175,159

NET INVESTMENT INCOME (LOSS)	(3,563,930)	1,438,108	(9,014,199)	(13,839,282)

NET INCOME (LOSS)	9,247,691	$(12,615,878)	$85,711	$21,818,976

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	621,825	780,054	650,141	833,582

Net income (loss) per weighted average General Partner and Limited Partner Unit	$14.87	$(16.17)	$0.13	$26.17

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2007	901,053	$3,483,352	$222,271,011	$225,754,363

Subscriptions	11,937	—	3,058,171	3,058,171

Net income (loss)	—	320,264	21,498,712	21,818,976

Redemptions	(156,876)	—	(43,773,449)	(43,773,449)

PARTNERS’ CAPITAL, September 30, 2008	756,114	3,803,616	203,054,445	206,858,061

PARTNERS’ CAPITAL, December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	12,962	—	3,974,754	3,974,754

Net income (loss)	—	24,368	61,343	85,711

Redemptions	(85,000)	—	(25,791,576)	(25,791,576)

PARTNERS’ CAPITAL, September 30, 2009	614,125	$4,391,955	$189,431,628	$193,823,583

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	3 months ended	9 months ended
	September 2009	September 2009

Per Unit Operating Performance:

Net asset value, beginning of period	$300.78	$314.15

Realized trading profit (loss)	15.87	16.28
Change in unrealized	4.70	(0.91)
Interest income	0.13	0.46
Expenses (1)	(5.87)	(14.37)

Net asset value, end of period	$315.61	$315.61

Total Return:

Total return	4.93%	0.47%

Ratios to Average Partners’ Capital (1):

Expenses	4.71%	1.90%
Net investment loss	-0.44%	4.32%

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

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Partnership’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2009 and December 31, 2008, are as follows:

September 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	472	$921,975	0.48%	(625)	$539,488	0.28%	$1,461,463	0.76%	December 2009
Currencies	606,707,500	357,185	0.18%	(531,957,500)	297,971	0.15%	655,156	0.34%	December 2009
Energy	335	(149,134)	-0.08%	—	—	0.00%	(149,134)	-0.08%	October 2009
Interest rates	431	298,580	0.15%	—	—	0.00%	298,580	0.15%	December 2009
Metals	876	1,095,644	0.57%	(178)	(351,870)	-0.18%	743,774	0.38%	October 2009
Stock indices	1,458	519,964	0.27%	—	—	0.00%	519,964	0.27%	December 2009

Total		$3,044,214	1.57%		$485,589	0.25%	$3,529,803	1.82%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(265)	$(67,707)	-0.03%	$(67,707)	-0.03%	March 09
Currencies	1,979,398	465,793	0.22%	(1,126,285)	(1,811,557)	-0.84%	(1,345,764)	-0.62%	March 09
Energy	550	2,010,634	0.93%	—	—	0.00%	2,010,634	0.93%	March 09 - December 09
Interest rates	—	—	0.00%	(59)	238,129	0.11%	238,129	0.11%	February 09 - June 09
Metals	131	(2,830,888)	-1.31%	(182)	6,510,691	3.02%	3,679,803	1.71%	January 09 - March 09
Stock indices	—	—	0.00%	(6)	(18,933)	-0.01%	(18,933)	-0.01%	March 09

Total		$(354,461)	-0.16%		$4,850,623	2.25%	$4,496,162	2.09%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2009 and December 31, 2008.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$2,687,029	$187,617	$2,874,646
Forwards	357,185	297,972	655,157
Total	$3,044,214	$485,589	$3,529,803

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$(820,254)	$6,662,180	$5,841,926
Forwards	465,793	(1,811,557)	(1,345,764)
Total	$(354,461)	$4,850,623	$4,496,162

3.               FAIR VALUE OF INVESTMENTS

In September 2006, FASB issued authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).  All investments interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.

The fair value measurement established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by this guidance, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

Upon adoption of this fair value measurement guidance, the Partnership has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Partnership determined that Level II securities would include its forward contracts

The following table summarizes the valuation of the Partnership’s investment by the above fair value hierarchy levels as of September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
September 30, 2009	$3,529,803	$2,874,646	$655,157	N/A
December 31, 2008	$4,496,162	$5,841,926	$(1,345,764)	N/A

As of January 1, 2009, the Partnership adopted the guidance on disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements Operations and Partners’ Capital.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for derivatives and hedging. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statements of financial condition and statements of operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2009:

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	5,052,378	$3,126,481
Currencies	1,425,374	458,222
Energy	(1,010,755)	1,716,248
Interest rates	25,230	(1,385,450)
Metals	3,165,386	3,303,812
Stock indices	4,154,008	1,880,597

Total	$12,811,621	$9,099,910

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

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance provides additional guidance for estimating fair value in accordance with FASB guidance on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Partnership does not expect the adoption of this guidance to have an impact on its financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)(the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Sponsor is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

6.               SUBSEQUENT EVENTS

The Partnership has performed an evaluation of subsequent events, as defined under the ASC guidance for Subsequent Events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that require an adjustment of or disclosure in the financial statements.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	April	May	June	July	August	September
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46	$277.25	$269.64	$273.58
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78	$307.61	$314.81	$315.61

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 10.08% from $215,554,694 to $193,823,583.  This decrease was attributable to the net income from operations of $85,711, coupled with the redemption of 85,000 Redeemable Units of Interest resulting in an outflow of $25,791,576.  The cash outflow was offset with cash inflow of $3,974,754 due to subscription of 12,962 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically relating to the exemption of certain enterprises and the classification of cash flows from certain securities acquired for resale.

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

Fair Value Measurements

The Partnership adopted fair value measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

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

In 2007, the Partnership adopted the guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that this guidance had no impact on the operations of the Partnership for the period ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

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

July 1, 2009 to September 30, 2009

The Partnership experienced a net trading profit of $12,811,621 before brokerage commissions and related fees in the third quarter of 2009.  Profits were primarily attributable to the Partnership’s trading in agriculture, stock indices, metals, currencies, interest rates and the energy sectors.

The agriculture sector posted profits for the Partnership. Profits were posted to the Partnership at the beginning through the middle of the quarter as sugar prices rose in July on expectations for a smaller harvest and prices rallied to new highs in August. The wheat market continued its downturn in August, which led to solid profits for the Program’s short positions. The quarter ended with losses posted to the Partnership as speculations about the extent and speed of a global economic recovery dominated the markets in September, resulting in a difficult trading environment for a technical model.

The Stock indices posted profits for the Partnership throughout the quarter.  Equity markets reached new highs in July as all positions in equity were profitable with the largest gains coming from Eurostox and NASDAQ. Profits continued to be posted to the Partnership in August and September due to the United States and European equity markets as they moved to new highs for the year.

The metals sector posted profits for the Partnership. Profits were posted to the Partnership at the beginning of the quarter due to base metals of aluminum and copper. Profits continued to be posted to the Partnership in August as copper more than doubled in price for the year. However, the metals sector moved lower at the end of September resulting in losses being posted to the Partnership.

The currency sector posted profits for the Partnership. Profits were posted to the Partnership at the beginning of the quarter as the U.S. dollar remained weak and the Program’s short U.S. dollar trades generated profits for the Partnership. All major currency markets traded in a range bound fashion in August resulting in losses being posted to the Partnership. Gains in minor currencies such as the Australian dollar and the New Zealand dollar were not large enough to offset losses in major currencies. The U.S. dollar declined to a twelve month low versus the Euro and an eight month low versus the Japanese yen, which prompted readjustments in the Program’s major currency positions. Commodity-linked currencies such as the New Zealand dollar and the Australian dollar benefited from expectations of revived economic growth and rose to their strongest level in more than a year resulting in profits being posted to the Partnership. They were the best performing markets in the currency sector.

The interest rate sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the price action was missing significant directional movement and was not beneficial to the Program’s positions. Profits were posted to the Partnership in the middle to the end of the quarter as the Program maintained a very low exposure in this sector

The energy sector posted losses for the Partnership throughout the quarter.  Oil prices were volatile with oil finishing the month of August below the $70 level. Speculations about the extent and speed of a global economic recovery dominated the markets in September, resulting in a difficult trading environment.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, the Partnership’s average capitalization was $197,705,150 and $226,698,226 respectively.

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,783,421	0.90%	$6,804,670	$302,519
Metals	808,287	0.41%	2,601,734	28,644
Stock Indices	1,450,388	0.73%	3,638,003	283,478
Interest Rates	4,450,250	2.25%	7,770,681	1,687,269
Energy	658,688	0.33%	1,381,460	15,364
Agricultural Commodities	105,988	0.05%	296,594	—

TOTAL	$9,257,022	4.67%	$22,493,142	$2,317,274

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,086,126	0.92%	$7,650,023	$361,973
Metals	633,261	0.28%	3,195,563	77,068
Stock Indices	1,396,823	0.62%	4,437,960	—
Interest Rates	13,151,941	5.80%	21,989,395	7,236,418
Energy	628,468	0.28%	2,290,531	—
Agricultural Commodities	556,843	0.25%	3,602,638	23,638

TOTAL	$18,453,462	8.15%	$43,166,110	$7,699,097

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2009 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of September 30, 2009. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2009.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, Australian dollar, Swiss franc and Euros.

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

	Subscription
	Amount	Units	NAV
Jan-09	719,404	2,290	314.15
Feb-09	1,609,923	5,201	309.54
Mar-09	279,896	911	307.24
Apr-09	676,253	2,269	298.04
May-09	96,540	328	294.33
Jun-09	554,539	1,836	302.04
Jul-09	38,199	127	300.78
Aug-09	—	—	307.61
Sep-09	—	—	314.81
Oct-09	—	—	315.61

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

ML SELECT FUTURES I L.P.
.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)