Form 10-K
period 2009-12-31
ML SELECT FUTURES I LP
filed 2010-03-31
CIK 1100878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2010, limited partnership units of with a Net Asset Value of $179,341,685 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2009 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The proceeds of the Partnership’s units of limited partnership interest (the “Units”) were initially allocated to the Partnership’s initial trading adviser, Chesapeake Capital Corporation (“Chesapeake”).  On July 1, 1998, Sunrise replaced Chesapeake as the Partnership’s sole trading advisor (“Trading Advisor”).

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion.  The Partnership’s Net Asset Value will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2009, the capitalization of the Partnership was $192,965,299 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $320.48

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.49 (November 30, 2009) and the lowest was $127.01 (July 31, 1998).

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Partnership trades in U.S. and the international futures and forward markets with the objective of achieving substantial capital appreciation.

The Partnership has entered into an advisory agreement with Sunrise whereby Sunrise trades the Partnership’s assets through a managed account using its Expanded Diversified Program (the “Program”).  In the Expanded Diversified Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices, currencies and their cross rates, and minor currencies. One of the aims of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners’ portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.

Employees

The Partnership has no employees.

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program, is used in managing the Partnership’s assets.  In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”).  Sunrise may trade these Commodity Interests on any U.S. or non-U.S. exchange or over the counter.  Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests.  As of December 31, 2009, Sunrise was managing approximately $1.125 billion (excluding “notional” funds) in the futures and forward markets.

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

Long-Term, Trend-Following Methodology

Sunrise’s long-term, trend-following program attempts to detect a trend, or lack of a trend, with respect to a particular Commodity Interest by analyzing price movement and volatility over time.  This program consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.  These systems will generate a signal to sell a “short” contract or purchase a “long” contract based upon their identification of a price trend in the particular Commodity Interest.  If the systems do not detect a price trend, a “neutral” trading signal will be generated.  While this neutral signal is designed to filter out high-risk “whipsaw” markets, it is successful on only a limited basis.  Successful speculative commodity trading employing trend-following techniques, such as Sunrise’s system, depends to a large degree upon not trading in non-directional markets.  Accordingly, to the extent that this “neutral” trading signal is not generated during a non-trending market, trading would likely be unprofitable.

Long-term, trend-following trading systems, such as those employed by Sunrise, will seldom effect market entry or exit at the most favorable price in the particular market trend.  Rather, this type of trading system seeks to close out losing positions quickly and to hold portions of profitable positions for as long as the trading system determines that the particular market trend continues to offer reasonable profit potential.  The number of losing transactions may exceed substantially the number of profitable transactions.  However, if Sunrise’s approach is successful, these losses should be more than offset by gains.  In using this trading methodology, it is anticipated that Sunrise will commit to margin between 5% and 30% of assets managed.  Margin requirements may from time to time exceed this range.

While Sunrise relies on mechanical technical trading systems in making investment decisions using the methodology described, the overall strategy does include the latitude to depart from this approach if market conditions are such that, in the opinion of Sunrise, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

There may occur the rare instance in which Sunrise will override the trading system to decrease market exposure.  Any modification of trading instructions could adversely affect the profitability of an account.  Among the possible consequences of such a modification would be (1) the entrance of a trade at a price significantly worse than a system’s signal price, (2) the complete negation of a signal which subsequently would have produced a profitable trade or (3) the premature termination of an existing trade.  Sunrise is under no obligation to notify MLAI of this type of deviation from its mechanical systems, since it is an integral part of its overall trading method.

A technical trading system consists of a series of fixed rules applied systematically.  However, the system still requires that Sunrise make certain subjective judgments.  For example, Sunrise must select the markets it will follow and Commodity Interests it will actively trade, along with the contract months in which it will maintain positions.  Sunrise must also subjectively determine when to liquidate positions in a contract month which is about to expire and initiate a position in a more distant contract month.

All trades which Sunrise initiates with the Partnership’s FCMs will be done without any prior consultation with an Investor and the trades will be in such amounts and at such prices as Sunrise, in its sole discretion, may determine.

Sunrise engages in ongoing research which may lead to significant modifications from time to time.  Sunrise will notify MLAI if modifications to its trading systems or portfolio structure are material.  Changes to commodity markets and/or Commodity Interests traded are not considered material and Investors will not generally receive notice of such changes.  However, Sunrise will provide MLAI with a complete list of those Commodity Interests which it may, or intends to, trade for the Partnership.

While the principals of Sunrise have extensive experience in the development of systems and methods for trading in the futures, forward and, to a lesser extent, options markets, no “safe” trading system has ever been devised and that no one can guarantee profit or freedom from loss in Commodity Interest trading.

Sunrise employs the long-term, trend-following methodology described above in implementing the Expanded Diversified Program.  The Sunrise Expanded Diversified Program may follow numerous different markets.  These markets may include, but are not limited to, precious and industrial metals, grains, energy products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices, minor currencies, major currencies and their cross rates.

The Markets Traded by Sunrise for the Partnership

The Partnership trades on a variety of United States and non-United States futures exchanges.  Applicable exchange rules differ significantly among different countries and exchanges.  The Partnership’s entire off-exchange trading takes place substantially in the highly liquid, institutionally based currency forward markets.  The forward markets are generally unregulated, and in its forward trading the Partnership deposits margin with respect to its positions.  Spot and forward currency contracts currently are the only non-exchange traded instruments held by the Partnership.  Forward currency contracts currently are the only non-exchange traded instruments held by the Partnership.

To date, approximately 30% to 40% of the Partnership’s trades by volume have been in forward currency contracts, but from time to time the percentage of the Partnership’s trading represented by forward currency trades may fall substantially outside this range.  Because the Partnership deposits margin in connection with its forward trading, the Partnership is subject to the risk of the insolvency of its counterparties, such as broker-dealers, futures commission merchants (“FCMs”), banks or other financial institutions, exchanges or clearinghouses.

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

The Partnership’s financial statements contain information relating to the types of market sectors in which the Partnership trades.  There can, however, be no assurance as to which market sectors the Partnership may trade or in which market sectors the Partnership’s trading may be concentrated at any one time or over time.

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

Custody of Assets

Substantially all of the Partnership’s trading assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2009, 2008, and 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commissions	$10,958,446	5.57%	$13,184,374	5.87%	$16,351,736	5.66%
Administrative and Filing Fees	241,215	0.12%	600,956	0.27%	993,261	0.35%
Profit Shares	2,137,349	1.09%	15,939,202	7.10%	671,266	0.23%
Total Expenses	$13,337,010	6.78%	$29,724,532	13.24%	$18,016,263	6.24%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposits of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges.  The Partnership’s average month-end Net Assets during 2009, 2008 and 2007 equaled $196,776,157, $224,567,351 and $288,689,351 respectively.

During 2009, 2008 and 2007 the Partnership earned $326,337, $3,585,936 and $13,248,150 in interest income, or approximately 0.17%, 1.60% and 4.59% of the Partnership’s average month-end Net Assets.

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

A flat-rate monthly charge of 0.021 of 1% ( 0.25% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Additionally, the Partnership reimburses MLAI the actual cost of the State of New Jersey annual filing fee assessed on a per partner basis. The administrative fees cover the Partnership’s routine administrative expenses and MLAI will absorb any administrative costs incurred during any calendar year in excess of the foregoing amount.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

23% of any New Trading Profits generated by the Partnership. “New Trading Profits” means the increase, if any, in cumulative net trading profits as of the end of any calendar year over the previous all-time high in cumulative net trading profits as of the end of any previous calendar year. New Trading Profits include all net trading profits but not interest income.

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

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not currently subject to regulation by any U.S. government agency.

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

Importance of General Market Conditions

Overall market or economic conditions which neither MLAI nor Sunrise can predict or control have a material effect on the performance of any managed futures strategy.

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

Forward Trading

The Partnership will trade in forward markets in addition to trading in futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Partnership will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisor could be required to liquidate positions held for the Partnership, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Partnership.

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

Changes in Trading Strategy

Sunrise may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

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

Item 1B: Unresolved Staff Comments

MLAI is currently responding to the SEC comment letter dated February 4, 2010.

Item 2:  Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street, New York, New York 10080). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:  Legal Proceedings

None.

Item 4:  Reserved.

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

(b)           Holders:

As of December 31, 2009, there were 1,820 holders of Units, including MLAI, none of whom owed 5% or more of the Funds Units.

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

During 2009, the Partnership issued Units as set forth in the following chart.

	Subscription Amount	Units	NAV
Jan-09	$719,404	2,290	$314.15
Feb-09	1,609,918	5,201	309.54
Mar-09	279,896	911	307.24
Apr-09	676,253	2,269	298.04
May-09	96,540	328	294.33
Jun-09	554,545	1,836	302.04
Jul-09	38,199	127	300.78
Aug-09	—	—	307.61
Sep-09	—	—	314.81
Oct-09	—	—	315.61
Nov-09	—	—	313.54
Dec-09	—	—	326.49
Jan-10	—	—	320.48
Feb-10	—	—	304.33

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

TRADING PROFIT (LOSS):
Realized	$16,697,398	$81,364,923	$13,343,726	$37,752,945	(24,222,659)
Change in unrealized	(636,006)	(3,074,698)	(1,451,441)	(5,477,059)	3,041,057
Total trading profit (loss)	$16,061,392	78,290,225	11,892,285	32,275,886	(21,181,602)

INVESTMENT INCOME:
Interest	326,337	3,585,936	13,248,150	17,187,972	15,719,664

EXPENSES:
Brokerage commissions	10,958,446	13,184,374	16,351,736	19,872,678	27,053,850
Profit Shares	2,137,349	15,939,202	671,266	49,055	—
Administrative and filing fees	241,215	600,956	993,261	1,153,304	1,479,720
Total expenses	13,337,010	29,724,532	18,016,263	21,075,037	28,533,570

NET INVESTMENT LOSS	(13,010,673)	(26,138,596)	(4,768,113)	(3,887,065)	(12,813,906)

NET INCOME (LOSS)	$3,050,719	$52,151,629	$7,124,172	$28,388,821	$(33,995,508)

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Partners’ Capital	$192,965,299	$215,554,694	$225,754,363	$326,172,570	$396,829,138
Net Asset Value per Unit	$320.48	$314.15	$250.55	$242.51	$224.17

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable information to the Limited Partner’s of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	$219.59	$218.75	$217.11	$213.97	$212.55	$211.75	$206.46	$206.27	$208.46	$210.63	$221.59	$224.17
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51	$233.62	$238.87	$242.51
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02	$243.54	$245.39	$250.55
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46	$277.25	$269.64	$273.58	$305.79	$312.97	$314.15
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78	$307.61	$314.81	$315.61	$313.54	$326.49	$320.48

ML SELECT FUTURES I L.P.
December 31, 2009

Type of Pool:  Single Advisor/Publicly-Offered/Non-”Principal Protected”(1)
Inception of Trading: April 1996
Aggregate Subscriptions:    $596,614,404
Current Capitalization:   $192,965,299
Worst Monthly Drawdown(2):  (14.94)% (08/07)
Worst Peak-to-Valley Drawdown(3):  (19.86)%  (07/07-08/07)

Net Asset Value per Unit, December 31, 2009:   $320.48

Monthly Rates of Return(4)

Month	2009	2008	2007	2006	2005
January	(1.47)%	5.24%	3.20%	0.43%	(6.32)%
February	(0.74)	8.62	(2.81)	(0.14)	(0.38)
March	(2.99)	(1.57)	(4.16)	3.28	(0.75)
April	(1.24)	(2.18)	6.52	3.48	(1.45)
May	2.62	2.83	3.54	0.65	(0.67)
June	(0.42)	2.08	1.68	(0.33)	(0.37)
July	2.27	(4.22)	(5.79)	(4.38)	(2.50)
August	2.34	(2.74)	(14.94)	(0.79)	(0.09)
September	0.25	1.46	6.46	(0.51)	1.06
October	(0.66)	11.77	9.20	2.69	1.04
November	4.13	2.35	0.76	2.25	5.20
December	(1.84)	0.38	2.10	1.52	1.16
Compound Annual Rate of Return	2.01%	25.38%	3.31%	8.18%	(4.37)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

Item 7:                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Sunrise has been the Partnership’s sole Trading Advisor since July 1, 1998.  Sunrise is a trend-following trader, whose program does not attempt to predict price movements.  Sunrise’s long-term Program attempts to detect a trend, or lack of a trend, with respect to a particular Commodity Interest by analyzing price movements and volatility over time.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others.  The analysis is further complicated in that the Program might recognize only certain types of trends and to apply only certain criteria of when a trend has begun.  Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which its program is designed to identify, Sunrise may miss the trend altogether.

Performance Summary

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

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

Year ended December 31, 2009

Total Trading Profit (Loss)
Energy	$2,501,445
Currencies	(1,176,863)
Agricultural Commodities	1,848,990
Interest Rates	(1,743,507)
Stock Indices	4,439,114
Metals	10,192,213
$16,061,392

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2009 of $16,061,392.  Profits were primarily attributable to the Partnership’s trading in metals, stock indices, energy, agriculture and losses to currencies and interest rates.

The metals sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as most markets in the metals sectors had negative returns. The Program initiated a long position in gold in the middle of the first quarter as demand was rising and the price reached $1,000 per ounce. The market was not able to sustain that level and ended the month lower which caused losses for the Partnership. Losses continued to be posted to the Partnership at the end of the first quarter as markets in general lacked clear direction in an environment of uncertainty over the global economic outlook. The Program took advantage of new developing trends in metals and initiated new long positions in the metals sector resulting in profits being posted to the Partnership throughout the second quarter. Profits continued to be posted to the Partnership at the beginning through the middle of the third quarter due to base metals of aluminum and in copper which more than doubled in price for the year in August. However, the metals sector moved lower at the end of September resulting in losses being posted to the Partnership. Profits were posted to the Partnership at the beginning through the middle of the fourth quarter as gold was the best performing market as prices rose to record levels. In reaction to the sharp increase in the U.S. dollar, commodity prices initially fell across the board at the beginning of December. Losses were recorded in precious metals while base metals posted profits which were not enough to offset the losses to the Partnership as the year ended.

The stock indices posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as markets remained volatile and generally failed to show any meaningful price direction. Profits were posted to the Partnership and trading in equity futures was profitable, as the bear market began to accelerate and stock fell to their lowest level since 1997 in February. The governments plan to rescue the banking system sent stock markets to their highest levels not seen in more than a month.  As a result, the majority of the Partnership’s short positions were liquidated with losses being posted for the Partnership as the first quarter ended. Losses were posted to the Partnership at the beginning of the second quarter in reaction to the United States Federal Reserve’s assessment that the United States economy began to show a slower rate of decline, while the equity markets grew stronger and triggered a liquidation of the program’s remaining short positions. Equity prices were somewhat volatile in the middle of the quarter due to continued uncertainty over the global economy. Long positions resulted in profits being posted to the Partnership with foreign equities more profitable than domestic equities. Profits continued to be posted to the Partnership at the end of the second quarter as equity prices moved higher as the market focuses on positive economic reports, improved consumer confidence and other signs of stabilization. The stock indices posted profits for the Partnership throughout the third quarter.  Equity markets reached new highs in July as all positions in equity were profitable with the largest gains coming from Eurostox and NASDAQ. Profits continued to be posted to the Partnership in August and September due to the United States and European equity markets as they moved to new highs for the year. Most global equity markets initially extended their gains from previous months and reached their highest point of the year in mid October and finished the month lower, thus producing losses for the Partnership. While most major United States and European equity markets ended the month of November higher resulting in profits for the Partnership, Japanese stock index futures incurred small losses. The Program’s long positions in equities resulted in profits being posted to the Partnership as the year ended.

The energy sector posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as markets remain volatile and fail to show price direction. Short positions in crude oil futures generated losses in the middle of the first quarter due to oil prices rising after the U.S. data showed declining inventories. The first quarter ended with losses being posted to the Partnership as trading was difficult in a volatile market. Profits were posted to the Partnership at the beginning through the middle of the second quarter as crude oil rose to a six month high on expectations of higher demand in a recovering economy. The quarter ended with profits being posted to the Partnership due to long positions in the energy sector as oil prices made new highs for the year as the outlook for global demand continued to show signs of strengthening. The energy sector posted losses for the Partnership throughout the third quarter.  Oil prices were volatile with oil finishing the month of August below the $70 level. Speculations about the extent and speed of a global economic recovery dominated the markets in September, resulting in a difficult trading environment.  Profits were posted to the Partnership at the beginning through the middle of the fourth quarter. Crude oil finished higher despite a major pullback in prices at the end of October. Performance from the energy sector was slightly profitable as the markets failed to make new highs in November and moved in a wide price range. Losses were posted to the Partnership in energies as the year ended in reaction to the sharp increase in the U.S. dollar.

The agriculture sector posted profits for the Partnership. Losses were posted for the Partnership throughout the first quarter due to the volatility in global markets. Profits were posted to the Partnership at the beginning through the middle of the second quarter as the Program initiated new long positions due the developing trends in the agriculture commodities. Losses were posted to the Partnership at the end of the second quarter due to reversals in the Program’s long agricultural positions (wheat, corn and soy meal) which contributed negatively to returns. Long positions were systematically reduced during the month of June. Profits were posted to the Partnership at the beginning through the middle of the third quarter as sugar prices rose in July on expectations for a smaller harvest and prices rallied to new highs in August. The wheat market continued its downturn in August, which led to solid profits for the Program’s short positions. The third quarter ended with losses posted to the Partnership as speculations about the extent and speed of a global economic recovery dominated the markets in

September, resulting in a difficult trading environment for a technical model. Losses were posted to the Partnership at the beginning of the fourth quarter. The potential for a smaller harvest in grains appeared to push prices higher against the Program’s short positions. Sugar was the worst performing market in October. The Program’s long trades were liquidated after a sharp reversal in price. Trading systems generated solid profits across all programs in November. The Program was able to capitalize on several recurring trends, including rising commodity prices. In reaction to the sharp increase in the U.S. dollar, commodity prices initially fell almost across the board. Some of them stabilized during the second half of December and resumed the direction of their original trend. The year ended with profits posted to the Partnership.

The currency sector posted losses for the Partnership. The markets were thinner than in normal economic conditions at the beginning of the first quarter and there were no strong technical signals for a new price trend. The U.S. dollar benefited from its status as the world’s reserve currency and managed to strengthen against other European currencies.  The Partnership’s exposure in the currency sector was light resulting in slightly negative returns. Losses continued to be posted to the Partnership in the middle of the first quarter as the currency sector was hurt by a major reversal in Japanese yen. The Japanese yen rose about 30% between August 2008 and the start of February 2009, then switched direction against the U.S. dollar and other major currencies. Trading in currencies at the end of the first quarter generated losses being posted for the Partnership. The U.S. dollar weakened against a wide range of currencies as worries about inflation intensified and the U.S. dollar’s status as the world’s reserve currency gained increased coverage. Currencies posted losses to the Partnership at the beginning of the second quarter as the U.S. dollar initially strengthened then moved lower against other currencies. Profits were posted to the Partnership in the middle of the second quarter due to an uptrend in the Australian dollar, New Zealand dollar and the South African rand and the U.S. dollar weakened against other major and minor currencies due to rising concerns about the country’s credit ratings. Profits in the currency markets were led by the strength of the British pound against other currencies especially the U.S. dollar plus minor currency positions resulting in profits being posted to the Partnership at the end of the second quarter. Profits were posted to the Partnership at the beginning of the third quarter as the U.S. dollar remained weak and the Program’s short U.S. dollar trades generated profits for the Partnership. All major currency markets traded in a range bound fashion in August resulting in losses being posted to the Partnership. Gains in minor currencies such as the Australian dollar and the New Zealand dollar were not large enough to offset losses in major currencies. The U.S. dollar declined to a twelve month low versus the Euro and an eight month low versus the Japanese yen, which prompted readjustments in the Program’s major currency positions. Commodity-linked currencies such as the New Zealand dollar and the Australian dollar benefited from expectations of revived economic growth and rose to their strongest level in more than a year resulting in profits being posted to the Partnership at the end of the third quarter. The U.S. dollar fell to a fourteen month low against the Euro and then bounced back strongly. The currency sector produced profits for the Partnership in October resulting from the short U.S. dollar positions against minor currencies, such as the Australian dollar and the Singapore dollar. The U.S. dollar resumed its fall against most major and minor currencies and hit new lows for the year in November as profits were posted to the Partnership resulting from the Program’s short U.S. dollar positions. The U.S. dollar experienced a relatively large correction, compared to moves in other markets. It rallied against other major and minor currencies, reaching the highest level against the Japanese yen the Euro since September. The year ended with losses being posted to the Partnership.

The interest rate sector posted losses for the Partnership. Interest rate futures were subjected to price reversals at the beginning of the first quarter as yields on government securities moved higher causing this sector to produce small losses. Profits were posted to the Partnership in the middle of the first quarter as the Program was able to identify trading opportunities in the long-term price trends. The first quarter ended with losses being posted to the Partnership as global markets lacked any clear direction in an environment of uncertainty over the global economic outlook. Losses were posted to the Partnership at the beginning of the second quarter due to the swine flu outbreak generating concerns which resulted in higher volatility levels across all market levels. It created a new challenge for the markets with its negative implications on the global economy.  Treasury prices fell and yields rose on concerns about increasing supplies of government debt resulting in profits being posted to the Partnership in the middle of the second quarter. A significant drop in the U.S. treasury prices early in June triggered a decrease in overall exposure to interest rate products. An improved U.S. employment report sent the yield on two year U.S. Treasury notes surging to the highest level since November 2008 before retreating towards the end of the June resulting in losses being posted to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter as the price action was missing significant directional movement and was not beneficial to the Program’s positions. Profits were posted to the Partnership in the middle to the end of the third quarter as the Program maintained a very low exposure in this sector. At the beginning of the fourth quarter losses were posted to the Partnership as performance was flat as the program’s exposure was very low. Profits were posted to the Partnership in November due the

Program’s long positions profiting from an increase in prices. Apparent growing demand for the safety of United States Government bonds led to a further decline in the U.S. yields.

Year ended December 31, 2008

Total Trading Profit (Loss)
Energy	$23,786,024
Currencies	18,753,664
Agricultural Commodities	610,889
Interest Rates	10,363,798
Stock Indices	19,323,290
Metals	5,452,560
$78,290,225

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $78,290.225.  Profits were primarily attributable to the Partnership’s trading in energy, stock indices, currencies, interest rates, metals and agriculture.

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

Year ended December 31, 2007

Total Trading Profit (Loss)
Energy	$12,315,951
Currencies	7,513,761
Agricultural Commodities	3,750,546
Interest Rates	2,846,258
Stock Indices	(7,861,021)
Metals	(6,673,210)
$11,892,285

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2007 of $11,892,285. Profits were primarily attributable to the Partnership’s trading in energy, currency, agriculture, and interest rate sectors while the stock indices and metal sectors sustained losses.

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

The partnership receives an interest based on the 90 day t-bill rate on their U.S. dollar deposits.  Other rates exist for the non U.S. dollar deposits, however, most of the Partnership’s cash is held in U.S. dollars.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs, other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total. The Profit Shares payable to the Advisor are based on the new Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Partnership.

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

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Partnership has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the General Partner of the Partnership, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Partnership has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K)

Recent Accounting Developments

Recent Accounting developments are discussed in Exhibit 13.01

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

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2009, 2008 and 2007. During the fiscal year 2009, the Partnership’s average capitalization was $196,776,157. During the fiscal year 2008, the Partnership’s average capitalization was $224,567,351. During the fiscal year 2007, the Partnership’s average capitalization was $288,689,351.

December 31, 2009

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$2,417,454	1.23%	$6,804,670	$302,519
Metals	1,085,189	0.55%	2,601,734	28,644
Stock Indices	1,638,904	0.83%	3,638,003	283,478
Interest Rates	4,383,874	2.23%	7,770,681	1,687,269
Energy	942,800	0.48%	2,177,794	15,364
Agricultural Commodities	238,360	0.12%	1,168,664	—

TOTAL	$10,706,581	5.44%	$24,161,546	$2,317,274

December 31, 2008

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$1,720,373	0.77%	$7,650,023	$77,773
Metals	507,761	0.23%	3,195,563	30,914
Stock Indices	1,056,921	0.47%	4,437,960	—
Interest Rates	10,969,318	4.88%	21,989,395	2,371,171
Energy	510,246	0.23%	2,290,531	—
Agricultural Commodities	476,983	0.21%	3,602,638	23,638

TOTAL	$15,241,602	6.79%	$43,166,110	$2,503,496

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Currencies	$6,528,563	2.26%	$78,342,752	$1,273,153
Metals	965,803	0.33%	11,589,631	—
Stock Indices	3,084,338	1.07%	37,012,055	520,573
Interest Rates	22,335,459	7.74%	268,025,512	3,455,553
Energy	1,452,389	0.50%	17,428,673	—
Agricultural Commodities	720,811	0.25%	8,649,733	27,165

TOTAL	$35,087,363	12.15%	$421,048,357	$5,276,444

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

The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector.

Interest Rates.

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

Currencies.

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro, and U.S. dollar/Australian dollar and U.S. dollar/Swiss franc positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2009.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese Yen, Australian dollar, Swiss franc and Euros.

U.S. Dollar Cash Balance.

The Partnership holds U.S. dollars only in cash at MLPF&S or BlackRock. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

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

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8:  Financial Statements and Supplementary Data

Net Income by Quarter
Eight Quarters through December 31, 2009

	Fourth Quarter 2009	Third Quarter 2009	Second Quarter 2009	First Quarter 2009	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Total Income (Loss)	$6,994,347	$12,892,573	$4,411,915	$(7,911,106)	$42,882,026	$(13,099,118)	$11,510,363	$40,582,890
Total Expenses	4,029,339	3,644,882	2,659,707	3,003,082	12,549,373	(483,240)	5,460,868	12,197,531
Net Income (Loss)	$2,965,008	$9,247,691	$1,752,208	$(10,914,188)	$30,332,653	$(12,615,878)	$6,049,495	$28,385,359

Weighted average units	608,950	621,824	646,928	681,670	725,016	780,054	829,950	890,742

Net Income (Loss) per weighted average Unit	$4.87	$14.87	$2.71	$(16.01)	$41.84	$(16.17)	$7.29	$31.87

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI dismissed Deloitte & Touche as the independent registered public accounting firm for the Partnership effective April 20, 2009.  The Board of Managers of the Partnership approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Partnership, effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2009, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report for this annual report.

Item 9B: Other Information

Not Applicable

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

10(a) and 10(b)  Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2006.  Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

As of December 31, 2009, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $4,459,788.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed   by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2009, MLAI owned 13,916 Unit-equivalent general partnership interests, which constituted 2.31% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Partnership

Some of the service providers to the Partnership are affiliates of Merrill Lynch. However, none of the fees paid by the Partnership to such Merrill Lynch affiliates were negotiated and such fees charged to the Partnership might be higher than would have been obtained in arms-length negotiations.

The Partnership pays MLAI, MLPF&S and Merrill Lynch affiliates substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades.  The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2009, the Partnership expensed:  (i) Brokerage Commissions of $10,958,446 to MLPF&S, which included $1,984,559 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $498,111 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                  Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2009 would be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14:  Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Partnership’s financial statements for the year ended December 31, 2009 was $48,000.

Aggregate fees billed for professional services rendered by  Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements for the year ended December 31, 2008 was $48,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2009 or 2008 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, tax advice and preparation of the Partnership’s tax returns for the year ended December 31, 2009 was $61,200.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the years ended December 31, 2008 was $72,000.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers LLP and their affiliates for the year ended December 31, 2009 and for any other professional services in relation to the Partnership.

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Deloitte Touche Tohmatsu and their respective affiliates for the year ended December 31, 2008 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2009 and 2008	3

	For the years ended December 31, 2009, 2008 and 2007:
	Statements of Operations	4
	Statements of Changes in Partners’ Capital	5

	Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	6

	Notes to Financial Statements	7

2.                                       Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                       Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of ML Select Futures I L.P.

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on April 30, 2003 (the “Initial Registration Statement”).

3.02	ML Select Futures I L.P. Eleventh Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02

Is incorporated by reference from Exhibit 3.02(a) contained in Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on October 11, 2007.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Initial Registrant’s Registration Statement

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Initial Registration Statement.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SELECT FUTURES LIMITED PARTNERSHIP

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications