Form 10-Q
period 2010-03-31
ML SELECT FUTURES I LP
filed 2010-05-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 590,781 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $17,780,494 for 2010 and $16,490,479 for 2009)	$180,110,745	$192,662,134
Net unrealized profit on open contracts	3,668,050	3,860,156
Cash and cash equivalents	431,365	431,040
Accrued interest receivable	23,438	10,510

TOTAL ASSETS	$184,233,598	$196,963,840

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$844,986	$902,720
Profit shares payable	—	2,107,846
Administrative and filing fees payable	54,065	51,532
Redemptions payable	1,417,081	936,443
Total liabilities	2,316,132	3,998,541

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	4,285,049	4,459,788
Limited Partners (576,865 Units and 588,190 Units)	177,632,417	188,505,511

Total partners’ capital	181,917,466	192,965,299

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$184,233,598	$196,963,840

NET ASSET VALUE PER UNIT
(Based on 590,781 Units outstanding; 602,106 Units authorized)	$307.9271	$320.4839

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$(4,812,087)	$(1,997,315)
Change in unrealized, net	(192,106)	(6,040,712)

Total trading profit (loss)	(5,004,193)	(8,038,027)

INVESTMENT INCOME:

Interest	48,372	126,921

EXPENSES:

Brokerage commissions	2,518,111	2,872,513
Administrative and filing fees	119,645	130,569

Total expenses	2,637,756	3,003,082

NET INVESTMENT INCOME (LOSS)	(2,589,384)	(2,876,161)

NET INCOME (LOSS)	$(7,593,577)	$(10,914,188)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	598,570	681,670

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(12.69)	$(16.01)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2009 and 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	8,402	—	2,609,223	2,609,223

Net income (loss)	—	(220,112)	(10,694,076)	(10,914,188)

Redemptions	(37,841)	—	(11,519,087)	(11,519,087)

PARTNERS’ CAPITAL, March 31, 2009	656,724	$4,147,475	$191,583,167	$195,730,642

PARTNERS’ CAPITAL, December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(174,739)	(7,418,838)	(7,593,577)

Redemptions	(11,325)	—	(3,454,256)	(3,454,256)

PARTNERS’ CAPITAL, March 31, 2010	590,781	$4,285,049	$177,632,417	$181,917,466

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	3 months ended	3 months ended
	March 2010	March 2009

Per Unit Operating Performance:

Net asset value, beginning of period	$320.48	$314.15

Realized trading profit (loss)	(8.04)	(3.29)
Change in unrealized, net	(0.19)	(8.82)
Interest income	0.08	0.19
Expenses (1)	(4.40)	(4.19)

Net asset value, end of period	$307.93	$298.04

Total Return:

Total return (2)	-3.92%	-5.13%

Ratios to Average Partners’ Capital (1):

Expenses (2)	1.44%	1.45%
Net investment loss	-1.41%	(0.05)

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

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

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2010  and the results of its operations for the three months ended March 31, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2010 and December 31, 2009, are as follows:

March 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	384	$679,705	0.37%	(629)	$796,357	0.44%	$1,476,062	0.81%	May 2010
Currencies	3,509,176,638	(572,736)	-0.31%	(1,933,484,362)	(723,142)	-0.40%	(1,295,878)	-0.71%	December 2010
Energy	91	312,005	0.17%	(82)	522,180	0.29%	834,185	0.46%	November 2010
Interest rates	440	83,767	0.05%	(132)	13,004	0.01%	96,771	0.06%	March 2011
Metals	420	1,730,850	0.95%	(46)	(912,693)	-0.50%	818,157	0.45%	June 2010
Stock indices	2,059	1,738,753	0.96%	—	—	0.00%	1,738,753	0.96%	June 2010

Total		$3,972,344	2.19%		$(304,294)	-0.16%	$3,668,050	2.03%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	940	$1,069,772	0.55%	(158)	$144,174	0.07%	$1,213,946	0.62%	March 10
Currencies	712,875,032	(1,504,842)	-0.78%	(613,875,032)	(245,497)	-0.13%	(1,750,339)	-0.91%	March 10
Interest rates	343	(275,733)	-0.14%	—	—	0.00%	(275,733)	-0.14%	March 10 - December 10
Energy	431	2,095,589	1.09%	—	—	0.00%	2,095,589	1.09%	February 10 - June 10
Metals	661	1,479,680	0.77%	(38)	(41,672)	-0.02%	1,438,008	0.75%	January 10 - March 10
Stock indices	1,034	1,138,685	0.59%	—	—	0.00%	1,138,685	0.59%	March 10

Total		$4,003,151	2.08%		$(142,995)	-0.08%	$3,860,156	2.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2010 and December 31, 2009.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).  All investments interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market measurement, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Partnership by using the reported closing price on the primary exchange where it trades such investments. These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Partnership determined that Level II securities would include its forward contracts.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$4,545,080	$418,849	$4,963,929
Forwards	(572,736)	(723,143)	(1,295,879)
Total	$3,972,344	$(304,294)	$3,668,050

December 31, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$5,507,993	$102,502	$5,610,495
Forwards	(1,504,842)	(245,497)	(1,750,339)
Total	$4,003,151	$(142,995)	$3,860,156

The Partnership’s volume of trading forwards and futures as of the quarter and year ended March 31, 2010 and December 31, 2009, respectively are representative of the activity throughout these periods.

The following table summarizes the valuation of the Partnership’s investment by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Net unrealized
profit (loss)
on open contracts	Total	Level I	Level II	Level III

March 31, 2010	$3,868,050	$4,429,184	$(561,134)	$—
December 31, 2009	$3,860,156	$2,575,045	$1,285,111	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for derivatives and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three month periods ended March 31, 2010 and 2009:

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$183,359	$(657,049)
Currencies	(2,237,783)	(2,181,718)
Energy	(2,532,357)	(1,349,691)
Interest rates	643,412	(303,415)
Metals	(418,955)	(1,427,340)
Stock indices	(641,869)	(2,118,814)

Total	$(5,004,193)	$(8,038,027)

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Sunrise.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition.  The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 roll forward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the General Partner has determined that the adoption of this update on January 1, 2010, did not have a material impact to the Partnership’s financial statements.

6.               SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership and has determined that there are no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2009	$309.54	$307.24	$298.04
2010	$304.33	$301.22	$307.93

The Partnership calculates the Net Asset Value per unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” will generally equal the value of the Partnership’s account under the management of its trading advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership.  MLAI is authorized to make all net asset value determinations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital decreased 5.73% from $192,965,299 to $181,917,466.  This decrease was attributable to the net loss from operations of $7,593,577, coupled with the redemption of 11,325 Redeemable Units of Interest resulting in an outflow of $3,454,256.  The cash outflow was offset with cash inflow of $0 due to subscription of 0 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Changes in Partners’ Capital.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership.  When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statements of Changes in Partners’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statements of Changes in Partners’ Capital.

Interest Rates and Income

The Partnership receives an interest rate based on the 90 day t-bill rate on U.S. dollar deposits.  Other rates exist for non-U.S. dollar deposits, however most of the Partnership’s cash is held in U.S. dollars.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Limited Partner is individually responsible for reporting income or loss based on such Partner’s share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2007.

Results of Operations

January 1, 2010 to March 31, 2010

The Partnership experienced a net trading loss of $5,004,193 before brokerage commissions and related fees in the first quarter of 2010.  Profits were primarily attributable to the interest rate and agriculture sectors posted profits while metals, stock indices, energy and currency sectors posted losses.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning through the middle of the quarter. Changing perceptions about the global interest rate adjustments seemed to keep the prices within a range during the February. However, the markets representing the shorter end of the yield curve finished the month higher, outside their recent trading range as yields decreased. Losses were posted to the Partnership at the end of the quarter due to volatility in global markets.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter due to sugar prices rallying to a 29 year high. The market’s upward momentum was supported by favorable fundamental factors as key producing countries produced smaller than expected yields. Losses were posted to the Partnership in the middle of the quarter. Cotton generated positive returns while sugar generated the largest loss. Sugar prices reversed direction in early February and by the end of the month the trading program had liquidated all of its long sugar positions. Profits were posted to the Partnership at the end of the quarter due to short wheat positions as prices weakened on what appeared to be favorable weather and supply conditions.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The markets had a strong start to the year and the price dynamic then changed dramatically toward the middle of the month. The price correction was large enough to trigger partial liquidation of long positions. Losses continued to be posted in the middle of the quarter as the commodity markets initially extended their downturn into February causing the trading program to close out more of its long positions. Profits were posted to the Partnership at the end of the quarter. Nickel was the best performer of the base metal sector, maintaining strong price momentum throughout the month of March.

Stock indices posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the markets found it difficult to follow a clear direction in January. The stock markets initially extended their downturn into February posting losses to the Partnership. Profits were posted to the Partnership at the end of the quarter. Stock markets recovered from a steep February price correction and resumed their upward trends. As a result, the trading program increased its long exposure in both domestic and foreign stock index futures.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as oil prices rose to a 15 month high in early January and then retreated sharply. Losses were posted to the Partnership in the middle of the quarter due to the commodity markets continuing their downturn resulting in the trading program closing out of their long exposure in energies. Profits were posted to the Partnership at the end of the quarter as the trading program capitalized on declining prices in natural gas and newly initiated short positions.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the currency sector experienced price reversals. The U.S. dollar declined against the euro and other currencies, dropping most sharply against commodity linked currencies, such as the Australian dollar and the New Zealand dollar. Later in the month the U.S. dollar reversed direction and turned higher against short positions. Profits were posted to the Partnership in the middle of the month due to newly established short positions in major currency cross rates, such as the euro and the British pound against the Japanese yen. Losses were posted to the Partnership at the end of the quarter as the Japanese yen moved lower across the board versus most of the major currencies.

January 1, 2009 to March 31, 2009

The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $8,038,027.  Losses were primarily attributable to the Partnership’s trading in interest rate, agriculture, energy, metals, stock indices and currency sectors.

The interest rate sector posted losses for the Partnership. Interest rate futures were subjected to price reversals at the beginning of the quarter as yields on government securities moved higher causing this sector to produce small losses. Profits were posted to the Partnership in the middle of the quarter as the trading program was able to identify trading opportunities in the long-term price trends. The quarter ended with losses being posted to the Partnership as global markets lacked any clear direction in an environment of uncertainty over the global economic outlook.

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

The metals sector posted losses for the Partnership. Losses were posted to the Partnership at the beginning of the quarter as most markets in the metals sectors had negative returns. The trading program initiated a long position in gold in the middle of the quarter as demand was rising and the price reached $1,000 per ounce. The market was not able to sustain that level and ended the month lower which caused losses for the Partnership. Losses continued to be posted to the Partnership at the end of the quarter as markets in general lacked any clear direction in an environment of uncertainty over the global economic outlook.

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

The Partnership has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the quarters ended March 31, 2010 and 2009.  For the three months ended March 31, 2010 and 2009, the Partnership’s average capitalization was $184,069,819 and $206,940,644, respectively.

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,112,591	1.15%	$3,132,056	$1,201,637
Metals	1,333,792	0.72%	1,977,435	758,658
Stock Indices	2,834,580	1.54%	4,202,454	1,612,303
Interest Rates	157,760	0.09%	233,889	89,733
Energy	1,359,920	0.74%	2,016,171	773,519
Agricultural Commodities	2,406,332	1.31%	3,567,547	1,368,716

TOTAL	$10,204,975	5.55%	$15,129,552	$5,804,566

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,418,045	0.69%	$4,254,134	$302,519
Metals	228,237	0.11%	684,711	28,644
Stock Indices	838,874	0.41%	2,516,622	283,478
Interest Rates	1,825,065	0.88%	5,475,196	1,687,269
Energy	159,897	0.08%	479,692	15,364
Agricultural Commodities	12,189	0.01%	36,566	—

TOTAL	$4,482,307	2.18%	$13,446,921	$2,317,274

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2010 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2010. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2010.

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

Item 4T. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Unit was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-10	$—	—	$320.48
Feb-10	—	—	304.33
Mar-10	—	—	301.22
Apr-10	—	—	307.93

(b)         None.

(c)          None.

Item 3.                                  Defaults Upon Senior Securities

None.

Item 4.                                  (Removed and Reserved)

Item 5.                                  Other Information

None.

Item 6.                                  Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

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

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)