Form 10-Q
period 2010-06-30
ML SELECT FUTURES I LP
filed 2010-08-13
CIK 1100878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 570,717 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $10,154,549 for 2010 and $16,490,479 for 2009)	$150,070,659	$192,662,134
Net unrealized profit on open futures contracts	2,399,426	5,754,338
Net unrealized profit on open forwards contracts	1,488,884	—
Cash and cash equivalents	249,342	431,040
Accrued interest receivable	15,784	10,510

TOTAL ASSETS	$154,224,095	$198,858,022

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$695,505	$902,720
Profit shares payable	—	2,107,846
Administrative and filing fees payable	47,299	51,532
Redemptions payable	1,071,697	936,443
Net unrealized loss on open futures contracts	—	1,750,339
Net unrealized loss on open forward contracts	2,462,193	143,843
Total liabilities	4,276,694	5,892,723

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	3,656,167	4,459,788
Limited Partners (556,801 Units and 588,190 Units)	146,291,234	188,505,511

Total partners’ capital	149,947,401	192,965,299

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$154,224,095	$198,858,022

NET ASSET VALUE PER UNIT
(Based on 570,717 Units outstanding; 602,106 Units authorized)	$262.7351	$320.4839

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$(21,624,593)	$2,282,081	$(26,436,680)	$284,766
Change in unrealized, net	(2,241,933)	2,044,235	(2,434,039)	(3,996,477)

Total trading profit (loss)	(23,866,526)	4,326,316	(28,870,719)	(3,711,711)

INVESTMENT INCOME:

Interest	61,991	85,599	110,363	212,520

EXPENSES:

Brokerage commissions	2,239,035	2,671,953	4,757,146	5,544,466
Administrative and filing fees	101,775	(12,246)	221,420	118,323

Total expenses	2,340,810	2,659,707	4,978,566	5,662,789

NET INVESTMENT INCOME (LOSS)	(2,278,819)	(2,574,108)	(4,868,203)	(5,450,269)

NET INCOME (LOSS)	$(26,145,345)	$1,752,208	$(33,738,922)	$(9,161,980)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	581,336	646,928	589,953	664,300

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(44.97)	$2.71	$(57.19)	$(13.79)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	12,835	—	3,936,555	3,936,555

Net income (loss)	—	(182,017)	(8,979,963)	(9,161,980)

Redemptions	(71,703)	—	(21,652,524)	(21,652,524)

PARTNERS’ CAPITAL,
June 30, 2009	627,295	$4,185,570	$184,491,175	$188,676,745

PARTNERS’ CAPITAL,
December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(803,621)	(32,935,301)	(33,738,922)

Redemptions	(31,389)	—	(9,278,976)	(9,278,976)

PARTNERS’ CAPITAL,
June 30, 2010	570,717	$3,656,167	$146,291,234	$149,947,401

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and six months ended June 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	6 months ended June 2010	3 months ended June 2010

Per Unit Operating Performance:

Net asset value, beginning of period	$320.48	$307.93

Realized trading profit (loss)	(45.46)	(37.42)
Change in unrealized, net	(4.05)	(3.86)
Interest income	0.19	0.11
Expenses (1)	(8.42)	(4.02)

Net asset value, end of period	$262.74	$262.74

Total Return:

Total return (2)	-18.02%	-14.68%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.84%	1.41%
Net investment loss	-2.78%	-1.37%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and six months ended June 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	3 months ended June 2009	6 months ended June 2009

Per Unit Operating Performance:

Net asset value, beginning of period	$298.04	$314.15

Realized trading profit (loss)	3.70	0.42
Change in unrealized	3.21	(5.61)
Interest income	0.13	0.33
Expenses (1)	(4.30)	(8.51)

Net asset value, end of period	$300.78	$300.78

Total Return:

Total return	0.92%	-4.25%

Ratios to Average Partners’ Capital (1):

Expenses	2.84%	1.29%
Net investment loss	-4.59%	0.85%

(1) Includes the impact of brokerage commission expenses.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value as of the beginning of each calendar month (see Item 2 for discussion of Net Asset Value). The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or “trading advisor”) is the trading advisor of the Partnership. Merrill Lynch Alternative Investments LLC (“MLAI”), is the general partner of the Partnership.

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.  MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2010  and the results of its operations for the three and six months ended June 30, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior year items have been reclassified to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30 , 2010 and December 31, 2009, are as follows:

June 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	335	$417,383	0.28%	(863)	$(327,823)	-0.22%	$89,560	0.06%	September 2010 - December 2010
Currencies	1,923,250,686	1,488,884	0.99%	(238,144,378)	(2,462,194)	-1.64%	(973,310)	-0.65%	December 2010
Energy	52	(291,490)	-0.19%	(72)	32,400	0.02%	(259,090)	-0.17%	July 2010
Interest rates	435	592,002	0.39%	—	—	0.00%	592,002	0.39%	September 2010 - June 2011
Metals	305	1,991,425	1.33%	(56)	5,363	0.00%	1,996,788	1.33%	August 2010 - September 2010
Stock indices	18	(19,833)	-0.01%	—	—	0.00%	(19,833)	-0.01%	September 2010

Total		$4,178,371	2.79%		$(2,752,254)	-1.84%	$1,426,117	0.95%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	940	$1,069,772	0.55%	(158)	$144,174	0.07%	$1,213,946	0.62%	March 10
Currencies	712,875,032	(1,504,842)	-0.78%	(613,875,032)	(245,497)	-0.13%	(1,750,339)	-0.91%	March 10
Interest rates	343	(275,733)	-0.14%	—	—	0.00%	(275,733)	-0.14%	March 10 - December 10
Energy	431	2,095,589	1.09%	—	—	0.00%	2,095,589	1.09%	February 10 - June 10
Metals	661	1,479,680	0.77%	(38)	(41,672)	-0.02%	1,438,008	0.75%	January 10 - March 10
Stock indices	1,034	1,138,685	0.59%	—	—	0.00%	1,138,685	0.59%	March 10

Total		$4,003,151	2.08%		$(142,995)	-0.08%	$3,860,156	2.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2010 and December 31, 2009.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,689,487	2,676,862	12,625	—
Short	$(290,061)	(295,424)	5,363	—
	$2,399,426	$2,381,438	$17,988	$—

Forwards
Long	$1,488,884	—	1,488,884	—
Short	$(2,462,193)	—	(2,462,193)	—
	$(973,309)	$—	$(973,309)	$—

June 30, 2010	$1,426,117	$2,381,438	$(955,321)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,707,555	2,430,870	2,276,685	—
Short	$102,502	144,177	(41,675)	—
	$4,810,057	$2,575,047	$2,235,010	$—

Forwards
Long	$(704,404)	—	(704,404)	—
Short	$(245,497)	—	(245,497)	—
	$(949,901)	$—	$(949,901)	$—

December 31, 2009	$3,860,156	$2,575,047	$1,285,109	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended June 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended June 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and six month periods ended June 30, 2010 and 2009:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(263,730)	$(80,372)
Currencies	(601,585)	(2,839,368)
Energy	(11,420,714)	(13,953,072)
Interest rates	1,936,924	2,580,337
Metals	(4,784,724)	(5,203,679)
Stock indices	(8,732,697)	(9,374,565)

Total	$(23,866,526)	$(28,870,719)

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(1,268,848)	$(1,925,897)
Currencies	1,214,566	(967,153)
Energy	4,076,693	2,727,004
Interest rates	(1,107,265)	(1,410,680)
Metals	1,565,766	138,426
Stock indices	(154,596)	(2,273,411)

Total	$4,326,316	$(3,711,711)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78
2010	$304.33	$301.22	$307.93	$306.44	$266.44	$262.74

The Partnership calculates the Net Asset Value per unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” as of any calculated date will generally equal the value of the Partnership’s account under the management of its trading advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership.

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

For the six months ended June 30, 2010, Partnership capital decreased 22.29% from $192,965,299 to $149,947,401.  This decrease was attributable to the net loss from operations of $33,738,922, coupled with the redemption of 31,389 Redeemable Units of Interest resulting in an outflow of $9,278,976.  The cash outflow was offset with cash inflow of $0 due to subscription of 0 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the currency sector experienced price reversals. The U.S. dollar declined against the euro and other currencies, dropping most sharply against commodity linked currencies, such as the Australian dollar and the New Zealand dollar. Later in January the U.S. dollar reversed direction and turned higher against short positions. Profits were posted to the Partnership in the middle of the quarter due to newly established short positions in major currency cross rates, such as the euro and the British pound against the Japanese yen. Losses were posted to the Partnership at the end of the quarter as the Japanese yen moved lower across the board versus most of the major currencies.

April 1, 2010 to June 30, 2010

The Partnership experienced a net trading loss of $23,866,526 before commissions and related fees in the second quarter of 2010. Profits were primarily attributable to the interest rate sector posting profits. The agriculture, currency, metals, stock indices, and energy posted losses.

The interest rate sector posted profits to the Partnership. Interest rate markets, both domestic and foreign, produced profits for the Partnership at the beginning through the middle of the quarter.  In the environment of anxiety about global fiscal issues the interest rate market strengthened, sending yields lower. A consistent theme of strong demand for U.S. government debt continued in June. Signs of a slowdown in the global economic recovery and more worrisome financial news out of Europe were among the macro factors that supported the interest rate market. Some important yield levels were broken domestically: the 2-year U.S. Treasury Note fell to a record low, the 10-year U.S. Treasury Note yield dropped below 3%. These yields benefited the trading program’s long positions. The quarter ended with profits being posted to the Partnership.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Cotton futures were up at their highest level in more than 2 years which was offset by sugar prices dropping to their lowest level in nearly a year on supply worries. Profits were posted to the Partnership in the middle of the quarter due to the trading program’s short positions in wheat and sugar. The agricultural sector generated losses for the Partnership at the end of the quarter with the exception of coffee. Coffee futures reached important technical levels and soared to a 12-year high, then retreated somewhat towards the end of the June. Reports of tight supplies from key producing countries appeared to be the main factor behind the spike in prices.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as currencies produced mixed results. The U.S. dollar versus the Singapore dollar was the best performing market in the currency sector. The euro came under pressure and moved in favor of the trading program’s short positions and suffered losses from the reversal in the British pound and the Swiss franc. As a result, all cross rate positions involving the two currencies were liquidated.  The euro weakened against every major currency dropping to a 4 year low against the U.S. dollar and to its lowest level against the Japanese yen since 2001. The euro and the Swiss franc were the best performing markets in the currency sector. These gains offset losses from minor currency trading resulting in profits being posted to the Partnership in the middle of the quarter. The U.S. dollar weakened against other major currencies. The euro versus the British pound cross rate was the best performing market in sector. The Swiss franc generated the biggest loss, moving up against the U.S. dollar. Other currency markets were confined to tighter ranges, leading to marginal results. The quarter ended with losses posted to the Partnership.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as negative returns were generated in base metals due to adverse price movements in aluminum and copper. Losses continued to be posted in the middle of the quarter due to elevated volatility levels. The quarter ended with profits posted to the Partnership due to the trading program’s long gold positions. Gold futures reached a new all-time high in June as global economic anxiety continued to support a rally in precious metals.

The stock indices posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Trading in domestic stock indices was profitable as equities reached 18-month highs in April. New long trades were initiated in March and early April when the trading model signaled a resumption of upward trends. Unfortunately, during the violent price action of May 6th trends reversed simultaneously across multiple markets and triggered stop loss signals resulting in losses posted to the Partnership in the middle of the quarter. The quarter ended with losses posted to the Fund. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. The trading program increased its long exposure in the energy sector early in April as prices moved to new highs for the year. The market subsequently came back under downward pressure only to recover in the second half of the month. Since the oil-futures curve sloped significantly upward, the trading program benefited from its long positions in the more distant contract month. Losses were posted to the Partnership in the middle through the end of the quarter. Prices turned higher against the trading program’s short position in early June. The intramonth price action was very choppy. It triggered a position reversal in natural gas, only to turn again and trade lower at the end of the month of June.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six months ended June 30, 2010 and 2009, the Partnership’s average capitalization was $173,804,352 and $199,705,864, respectively.

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,352,723	0.78%	$3,132,056	$403,254
Metals	1,750,003	1.01%	3,388,987	758,658
Stock Indices	3,033,352	1.75%	5,056,574	1,612,303
Interest Rates	533,975	0.31%	1,423,969	89,733
Energy	1,684,631	0.97%	3,143,563	773,519
Agricultural Commodities	2,477,299	1.43%	3,986,697	1,368,716

TOTAL	$10,831,983	6.25%	$20,131,846	$5,006,183

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$975,158	0.49%	$2,751,462	$302,519
Metals	337,984	0.17%	559,824	28,644
Stock Indices	757,008	0.38%	1,898,322	283,478
Interest Rates	3,624,124	1.81%	7,363,151	1,687,269
Energy	390,727	0.20%	943,257	15,364
Agricultural Commodities	112,378	0.06%	296,594	—

TOTAL	$6,197,379	3.11%	$13,812,610	$2,317,274

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2010 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2010. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2010.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-10	$—	—	$320.48
Feb-10	—	—	304.33
Mar-10	—	—	301.22
Apr-10	—	—	307.93
May-10	—	—	306.44
Jun-10	—	—	266.44
Jul-10	—	—	262.74

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

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)