Form 10-Q
period 2010-09-30
ML SELECT FUTURES I LP
filed 2010-11-12
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 548,902 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $15,931,269 for 2010 and $16,490,479 for 2009)	$141,403,813	$192,662,134
Net unrealized profit on open futures contracts	5,815,762	5,754,338
Net unrealized profit on open forwards contracts	4,685,183	—
Cash and cash equivalents	249,575	431,040
Accrued interest receivable	18,117	10,510

TOTAL ASSETS	$152,172,450	$198,858,022

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$680,313	$902,720
Profit shares payable	—	2,107,846
Administrative and filing fees payable	46,873	51,532
Redemptions payable	2,618,129	936,443
Net unrealized loss on open futures contracts	207,954	1,750,339
Net unrealized loss on open forward contracts	3,516,628	143,843
Total liabilities	7,069,897	5,892,723

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	3,678,648	4,459,788
Limited Partners (534,986 Units and 588,190 Units)	141,423,905	188,505,511

Total partners’ capital	145,102,553	192,965,299

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$152,172,450	$198,858,022

NET ASSET VALUE PER UNIT
(Based on 548,902 Units outstanding; 602,106 Units authorized)	$264.3506	$320.4839

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$(2,482,915)	$9,781,503	$(28,919,595)	$10,066,269
Change in unrealized, net	5,350,246	3,030,118	2,916,207	(966,359)

Total trading profit (loss)	2,867,331	12,811,621	(26,003,388)	9,099,910

INVESTMENT INCOME:

Interest	56,976	80,952	167,339	293,472

EXPENSES:

Brokerage commissions	2,016,056	2,693,296	6,773,202	8,237,762
Administrative and filing fees	91,638	(11,275)	313,058	107,048

Total expenses	2,107,694	3,644,882	7,086,260	9,307,671

NET INVESTMENT INCOME (LOSS)	(2,050,718)	(3,563,930)	(6,918,921)	(9,014,199)

NET INCOME (LOSS)	$816,613	$9,247,691	$(32,922,309)	$85,711

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	565,824	621,825	581,910	650,141

Net income (loss) per weighted average General Partner and Limited Partner Unit	$1.44	$14.87	$(56.58)	$0.13

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	686,163	$4,367,587	$211,187,107	$215,554,694

Subscriptions	12,962	—	3,974,754	3,974,754

Net income (loss)	—	24,368	61,343	85,711

Redemptions	(85,000)	—	(25,791,576)	(25,791,576)

PARTNERS’ CAPITAL, September 30, 2009	614,125	$4,391,955	$189,431,628	$193,823,583

PARTNERS’ CAPITAL, December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(781,140)	(32,141,169)	(32,922,309)

Redemptions	(53,204)	—	(14,940,437)	(14,940,437)

PARTNERS’ CAPITAL, September 30, 2010	548,902	$3,678,648	$141,423,905	$145,102,553

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and nine months ended September 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	9 months ended	3 months ended
	September 30, 2010	September 30, 2010

Per Unit Operating Performance:

Net asset value, beginning of period	$320.48	$262.74

Realized trading profit (loss)	(49.85)	(4.39)
Change in unrealized, net	5.58	9.63
Interest income	0.29	0.10
Expenses (1)	(12.15)	(3.73)

Net asset value, end of period	$264.35	$264.35

Total Return:

Total return (2)	-17.52%	0.61%

Ratios to Average Partners’ Capital (1):

Expenses (2)	4.29%	1.45%
Net investment loss	-4.19%	-1.41%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and nine months ended September 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	9 months ended	3 months ended
	Septemeber 30, 2009	Septemeber 30, 2009

Per Unit Operating Performance:

Net asset value, beginning of period	$314.15	$300.78

Realized trading profit (loss)	16.28	15.87
Change in unrealized	(0.91)	4.70
Interest income	0.46	0.13
Expenses (1)	(14.37)	(5.87)

Net asset value, end of period	$315.61	$315.61

Total Return:

Total return	0.47%	4.93%

Ratios to Average Partners’ Capital (1):

Expenses	1.90%	4.71%
Net investment loss	4.32%	-0.44%

(1) Includes the impact of brokerage commission expenses.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value as of the beginning of each calendar month (see Item 2 for discussion of Net Asset Value). The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or “trading advisor”) is the trading advisor of the Partnership. Merrill Lynch Alternative Investments LLC (“MLAI”) is the general partner of the Partnership.

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.  Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2010  and the results of its operations for the three and nine months ended September 30, 2010 and 2009.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.              CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30 , 2010 and December 31, 2009, are as follows:

September 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	1,088	$4,249,651	2.93%	—	$—	0.00%	$4,249,651	2.93%	November 2010 - February 2011
Currencies	5,130,177,636	4,685,183	3.23%	(1,883,617,704)	(3,516,629)	-2.42%	1,168,554	0.81%	December 2010
Energy	—	—	0.00%	(57)	51,021	0.04%	51,021	0.04%	October 2010
Interest rates	315	5,269	0.00%	—	—	0.00%	5,269	0.00%	December 2010 - March 2011
Metals	323	1,404,863	0.97%	—	—	0.00%	1,404,863	0.97%	December 2010
Stock indices	10	(16,198)	-0.01%	(83)	(86,797)	-0.06%	(102,995)	-0.07%	December 2010

Total		$10,328,768	7.12%		$(3,552,405)	-2.44%	$6,776,363	4.68%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	940	$1,069,772	0.55%	(158)	$144,174	0.07%	$1,213,946	0.62%	March 10
Currencies	712,875,032	(1,504,842)	-0.78%	(613,875,032)	(245,497)	-0.13%	(1,750,339)	-0.91%	March 10
Interest rates	343	(275,733)	-0.14%	—	—	0.00%	(275,733)	-0.14%	March 10 - December 10
Energy	431	2,095,589	1.09%	—	—	0.00%	2,095,589	1.09%	February 10 - June 10
Metals	661	1,479,680	0.77%	(38)	(41,672)	-0.02%	1,438,008	0.75%	January 10 - March 10
Stock indices	1,034	1,138,685	0.59%	—	—	0.00%	1,138,685	0.59%	March 10

Total		$4,003,151	2.08%		$(142,995)	-0.08%	$3,860,156	2.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2010 and December 31, 2009.

3.              FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).  All investments interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Exchange traded investments are fair valued by the Partnership by using the reported closing price on the primary exchange where it trades such investments. These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Partnership as inputs into its process for determining fair values.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,643,585	5,669,298	(25,713)	—
Short	$(35,777)	(35,777)	—	—
	$5,607,808	$5,633,521	$(25,713)	$—

Forwards
Long	$4,685,183	—	4,685,183	—
Short	$(3,516,628)	—	(3,516,628)	—
	$1,168,555	$—	$1,168,555	$—

September 30, 2010	$6,776,363	$5,633,521	$1,142,842	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,707,555	2,430,870	2,276,685	—
Short	$102,502	144,177	(41,675)	—
	$4,810,057	$2,575,047	$2,235,010	$—

Forwards
Long	$(704,404)	—	(704,404)	—
Short	$(245,497)	—	(245,497)	—
	$(949,901)	$—	$(949,901)	$—

December 31, 2009	$3,860,156	$2,575,047	$1,285,109	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended September 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for each of the three month and nine month periods ended September 30, 2010 and 2009:

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$4,726,378	$4,646,008
Currencies	1,293,152	(1,546,216)
Energy	(563,395)	(14,516,471)
Interest rates	236,998	2,817,339
Metals	(1,041,489)	(6,245,169)
Stock indices	(1,784,313)	(11,158,879)

Total	$2,867,331	$(26,003,388)

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$5,052,378	$3,126,481
Currencies	1,425,374	458,222
Energy	(1,010,755)	1,716,248
Interest rates	25,230	(1,385,450)
Metals	3,165,386	3,303,812
Stock indices	4,154,008	1,880,597

Total	$12,811,621	$9,099,910

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78	$307.61	$314.81	$315.61
2010	$304.33	$301.22	$307.93	$306.44	$266.44	$262.74	$253.26	$256.19	$264.35

The Partnership calculates the Net Asset Value per unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” as of any calculation date will generally equal the value of the Partnership’s account under the management of its trading advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership. MLAI is authorized to make all Net Asset Value determinations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital decreased 24.80% from $192,965,299 to $145,102,553.  This decrease was attributable to the net loss from operations of $32,922,309, coupled with the redemption of 53,204 Redeemable Units of Interest resulting in an outflow of $14,940,437.  The cash outflow was offset with cash inflow of $0 due to subscription of 0 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

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

Futures Contracts

The Partnership trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership.  When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations. and Statements of Changes in Partners’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The stock indices posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Trading in domestic stock indices was profitable as equities reached 18-month highs in April. New long trades were initiated in March and early April when the trading model signaled a resumption of upward trends. Unfortunately, during the violent price action of May 6th trends reversed simultaneously across multiple markets and triggered stop loss signals resulting in losses posted to the Partnership in the middle of the quarter. The quarter ended with losses posted to the Partnership. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets.

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

July 1, 2010 to September 30, 2010

The Partnership experienced a net profit of $2,867,331 before commissions and related fees in the third quarter of 2010. Profits were primarily attributable to the agriculture, currency and interest rate sectors posting profits. The energy, metals and stock indices sectors posted losses.

The agriculture sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. During the month of July, the Partnership’s trading program identified several new trend signals that led to profits, such as long positions in coffee and soymeal. However, gains from these trades were not enough to offset losses. Profits were posted to the Partnership in the middle of the quarter due to the Partnership’s trading program benefiting from rising prices in wheat, soymeal and cotton. Despite weakening economic conditions, agricultural commodities remained relatively strong. Unfavorable weather conditions and export disruptions appeared to be the main drivers behind this trend. Coffee futures also moved higher in August, reaching a 13-year high in mid-month. However, this move was followed by a one day drop of nearly 10% before the market slowly resumed its upward trend with coffee positions finishing the month with small losses. In September, cotton was the best performing market for the month as prices moved above the $1 per pound level for the first time in 15 years. Among the key factors that supported commodity prices in September seemed to be weather-related supply shortages and improving demand resulting in profits being posted to the Partnership.

The currency sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the euro rebounded significantly from its early June lows which negatively impacted the trading program’s short euro positions against the U.S. dollar and the British pound. Profits continued to be posted to the Partnership in the middle of the quarter as the Japanese yen and the euro were the best performing markets. The Japanese yen strengthened against other major currencies, except the

Swiss franc. The Japanese yen reached its highest level since 1995 versus the U.S. dollar, which benefited the Partnership’s trading program’s long positions. Other profitable trades included long positions in the Japanese yen against the British pound and the euro. Profits were posted to the Partnership at the end of the quarter due to the short U.S. dollar positions against minor currencies, such as the Australian dollar, South African rand and Singapore dollar. Trading in the Swiss franc and the Japanese yen were also profitable. The prospects of another round of monetary stimulus from the Federal Reserve appeared to be negative for the U.S. dollar as it weakened versus most major and minor currencies. Trading in the euro currency generated losses, especially in the euro versus the British pound. The euro currency moved higher against the remaining short positions, which led to their gradual liquidation.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter due to the exposure in the interest rate sector was very low. Profits continued to be posted to the Partnership in the middle of the quarter as the general trend in interest rates seemed to be driven by expectations of more monetary easing by the Federal Reserve. Economic data provided further evidence of a slowing economic expansion resulting in yields to decline and prices to move in favor of the Partnership’s trading program’s long positions. Long positions in U.S. bonds outperformed the positions in foreign interest rates. In September, the Partnership’s trading program’s risk exposure was spread across different market sectors, with relatively higher allocations to currencies and commodities. The Partnership’s trading program profited from directional price movements in both of these sectors while limiting the negative impact of the losses posted to the Partnership from the interest rate sector on the overall Partnership performance.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership in the middle of the quarter with losses posted to the Partnership at the beginning and the end of the quarter due to the global market volatility.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter through the middle of the quarter. In July after reaching a record high in June, gold futures also experienced a large price correction which triggered liquidation of the Partnership’s trading program’s long positions. Profits were posted to the Partnership at the end of the quarter as gold continued its record run. Trading in silver was also profitable as prices rose to 30-year highs. Overall, the still-pessimistic assessment of the economy along with rising inflation expectations seemed to push investors into the relative safety of precious metals.

The stock indices posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as the market environment was characterized by non-directional price volatility, which was consistent with fluctuations in global economic sentiment. Losses were posted to the Partnership in the middle of the quarter. Profits posted to the Partnership from short positions in Nikkei and Topix which was not enough to offset losses from long positions in DAX. Overall, markets appeared to be cautious about the long-term economic recovery. It was evident in daily price swings and lack of sustained trends in many market sectors. Losses were posted to the Partnership at the end of the quarter due to global market volatility.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine months ended September 30, 2010 and 2009, the Partnership’s average capitalization was $164,872,816 and $197,705,150, respectively.

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,780,406	1.08%	$3,338,741	$403,254
Metals	1,409,476	0.85%	3,388,987	392,690
Stock Indices	2,056,348	1.25%	5,056,574	55,171
Interest Rates	596,661	0.36%	1,423,969	89,733
Energy	1,250,294	0.76%	3,143,563	205,731
Agricultural Commodities	3,358,000	2.04%	6,484,758	1,368,716

TOTAL	$10,451,185	6.34%	$22,836,592	$2,515,295

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,783,421	0.90%	$6,804,670	$302,519
Metals	808,287	0.41%	2,601,734	28,644
Stock Indices	1,450,388	0.73%	3,638,003	283,478
Interest Rates	4,450,250	2.25%	7,770,681	1,687,269
Energy	658,688	0.33%	1,381,460	15,364
Agricultural Commodities	105,988	0.05%	296,594	—

TOTAL	$9,257,022	4.67%	$22,493,142	$2,317,274

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2010 by market sector.

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

Currencies

The Partnership trades in a number of currencies. The Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro, U.S. dollar/Australian dollar and U.S. dollar/Swiss franc positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of September 30, 2010. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2010.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-10	$—	—	$320.48
Feb-10	—	—	304.33
Mar-10	—	—	301.22
Apr-10	—	—	307.93
May-10	—	—	306.44
Jun-10	—	—	266.44
Jul-10	—	—	262.74
Aug-10	—	—	253.26
Sep-10	—	—	256.19
Oct-10	—	—	264.35

(b) Not applicable.

(c) Not applicable.

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

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)