Form 10-K
period 2010-12-31
ML SELECT FUTURES I LP
filed 2011-03-15
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the limited partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2011, limited partnership units with a Net Asset Value of $151,775,245 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2010 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

As of December 31, 2010, the capitalization of the Partnership was $150,455,350 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $287.91

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.49 (November 30, 2009) and the lowest was $127.01 (July 31, 1998).

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Trading Advisor’s Trading Model

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

Sunrise and its Expanded Diversified Program

Sunrise currently offers five trading programs, one of which, the Expanded Diversified Trading Program, is used in managing the Partnership’s assets.  In the Expanded Diversified Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX and Nikkei 225), currencies and their cross rates, and minor currency markets (collectively, “Commodity Interests”).  Sunrise may trade these Commodity Interests on any U.S. or non-U.S. exchange or over the counter.  Sunrise may also trade options for the Partnership in the future; in the event that it does, these options will be considered Commodity Interests.  As of December 31, 2010, Sunrise was managing approximately $703 million (excluding “notional” funds) in the futures and forward markets.

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

The Trading Advisor of the Partnership, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

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

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and unregulated — differ substantially from time to time as well as overtime.  The Partnership has no policy restricting its relative commitment to any of these different types of markets, although generally the bulk of the Partnership’s trading takes place on regulated exchanges.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2010 and 2009 are as follows:

December 31, 2010	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	348	$1,762,786	1.17%	—	$—	0.00%	$1,762,786	1.17%	March 11
Currencies	1,330,860,517	2,355,094	1.57%	(497,146,287)	(171,750)	-0.11%	2,183,344	1.46%	March 11
Interest rates	—	—	0.00%	(780)	(253,496)	-0.17%	(253,496)	-0.17%	March 11 - December 11
Energy	405	757,124	0.50%	(28)	(45,360)	-0.03%	711,764	0.47%	January 11 - February 11
Metals	380	2,127,230	1.41%	(165)	(750,472)	-0.50%	1,376,758	0.91%	January 11 - March 11
Stock indices	530	60,160	0.04%	—	—	0.00%	60,160	0.04%	January 11 - March 11

Total		$7,062,394	4.69%		$(1,221,078)	-0.81%	$5,841,316	3.88%

December 31, 2009	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	940	$1,069,772	0.55%	(158)	$144,174	0.07%	$1,213,946	0.62%	March 10
Currencies	712,875,032	(1,504,842)	-0.78%	(613,875,032)	(245,497)	-0.13%	(1,750,339)	-0.91%	March 10
Interest rates	343	(275,733)	-0.14%	—	—	0.00%	(275,733)	-0.14%	March 10 - December 10
Energy	431	2,095,589	1.09%	—	—	0.00%	2,095,589	1.09%	February 10 - June 10
Metals	661	1,479,680	0.77%	(38)	(41,672)	-0.02%	1,438,008	0.75%	January 10 - March 10
Stock indices	1,034	1,138,685	0.59%	—	—	0.00%	1,138,685	0.59%	March 10

Total		$4,003,151	2.08%		$(142,995)	-0.08%	$3,860,156	2.00%

No individual contract’s unrealized gain or loss comprised greater than 5% of the Members’ Capital as of December 31, 2010 and 2009.

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

Charges

The following table summarizes the charges incurred by the Partnership during 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Brokerage Commissions	$8,866,475	5.50%	$10,958,446	5.57%	$13,184,374	5.87%
Administrative and Filing Fees	392,521	0.24%	241,215	0.12%	600,956	0.27%
Profit Shares	—	0.00%	2,137,349	1.09%	15,939,202	7.10%
Total Expenses	$9,258,996	5.74%	$13,337,010	6.78%	$29,724,532	13.24%

The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposits of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S.

Each Unit is subject to the same charges.  The Partnership’s average month-end Net Assets during 2010, 2009 and 2008 equaled $161,221,838, $196,776,157 and $224,567,351, respectively.

During 2010, 2009 and 2008 the Partnership earned $220,830, $326,337and $3,585,936 in interest income, or approximately 0.14%, 0.17% and 1.60% of the Partnership’s average month-end Net Assets.

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

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Past Performance Not Necessarily Indicative of Future Results

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

Forward Trading

The Partnership will trade in forward markets, in addition to trading in futures markets.  None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Partnership will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties.  This results in the risk that a counterparty may not settle a transaction with the Partnership in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forewords and swaps which are traded by the Partnership, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the new regulatory requirements.  If these forewords and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Partnership, the Trading Advisor, the Sponsor and/or the Partnership’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.

Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Partnership in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Partnership), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Partnership.  These actions could have a material adverse effect on the Partnership and investors.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Partnership is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Partnership could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Partnership’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Partnership’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B: Unresolved Staff Comments

None.

Item 2:          Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th Floor, 250 Vesey Street, New York, New York 10080). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4:          (Removed and Reserved

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

(b)                                 Holders:

As of December 31, 2010, there were 1,653 holders of Units, including MLAI, none of whom owed 5% or more of the Partnership’s Units.

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

During 2010, the Partnership issued Units as set forth in the following chart.

	Subscription
	Amount	Units	NAV
Jan-10	$—	—	$320.48
Feb-10	—	—	304.33
Mar-10	—	—	301.22
Apr-10	—	—	307.93
May-10	—	—	306.44
Jun-10	—	—	266.44
Jul-10	—	—	262.74
Aug-10	—	—	253.26
Sep-10	—	—	256.19
Oct-10	—	—	264.35
Nov-10	—	—	279.51
Dec-10	—	—	274.03
Jan-11	—	—	287.91
Feb-11	—	—	288.63

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

TRADING PROFIT (LOSS):
Realized	$(13,126,930)	$16,697,398	$81,364,923	$13,343,726	$37,752,945
Change in unrealized	1,981,160	(636,006)	(3,074,698)	(1,451,441)	(5,477,059)
Total trading profit (loss)	$(11,145,770)	16,061,392	78,290,225	11,892,285	32,275,886

INVESTMENT INCOME:
Interest	220,830	326,337	3,585,936	13,248,150	17,187,972

EXPENSES:
Brokerage commissions	8,866,475	10,958,446	13,184,374	16,351,736	19,872,678
Profit Shares	—	2,137,349	15,939,202	671,266	49,055
Administrative and filing fees	392,521	241,215	600,956	993,261	1,153,304
Total expenses	9,258,996	13,337,010	29,724,532	18,016,263	21,075,037

NET INVESTMENT LOSS	(9,038,166)	(13,010,673)	(26,138,596)	(4,768,113)	(3,887,065)

NET INCOME (LOSS)	$(20,183,936)	$3,050,719	$52,151,629	$7,124,172	$28,388,821

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Partners’ Capital	$150,455,350	$192,965,299	$215,554,694	$225,754,363	$326,172,570
Net Asset Value per Unit	$287.91	$320.48	$314.15	$250.55	$242.51

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Limited Partner’s of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$225.13	$224.83	$232.20	$240.27	$241.84	$241.05	$230.50	$228.68	$227.51	$233.62	$238.87	$242.51
2007	$250.27	$243.24	$233.11	$248.30	$257.08	$261.40	$246.27	$209.49	$223.02	$243.54	$245.39	$250.55
2008	$263.68	$286.40	$281.89	$275.75	$283.56	$289.46	$277.25	$269.64	$273.58	$305.79	$312.97	$314.15
2009	$309.54	$307.24	$298.04	$294.33	$302.04	$300.78	$307.61	$314.81	$315.61	$313.54	$326.49	$320.48
2010	$304.33	$301.22	$307.93	$306.44	$266.44	$262.74	$253.26	$256.19	$264.35	$279.51	$274.03	$287.91

ML SELECT FUTURES I L.P.

December 31, 2010

Type of Pool:  Single Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $559,617,658

Current Capitalization:   $150,455,350

Worst Monthly Drawdown(2):  (14.94)% (August 31, 2007)

Worst Peak-to-Valley Drawdown(3):  (22.43)%  (December 2009 — January 2010)

Net Asset Value per Unit, December 31, 2010:   $287.91

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(5.04)%	(1.47)%	5.24%	3.20%	0.43%
February	(1.02)	(0.74)	8.62	(2.81)	(0.14)
March	2.23	(2.99)	(1.57)	(4.16)	3.28
April	(0.48)	(1.24)	(2.18)	6.52	3.48
May	(13.05)	2.62	2.83	3.54	0.65
June	(1.39)	(0.42)	2.08	1.68	(0.33)
July	(3.61)	2.27	(4.22)	(5.79)	(4.38)
August	1.16	2.34	(2.74)	(14.94)	(0.79)
September	3.19	0.25	1.46	6.46	(0.51)
October	5.74	(0.66)	11.77	9.20	2.69
November	(1.96)	4.13	2.35	0.76	2.25
December	5.07	(1.84)	0.38	2.10	1.52
Compound Annual Rate of Return	(10.16)%	2.01%	25.38%	3.31%	8.18%

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

Total Trading
Year ended December 31, 2010	Profit (Loss)
Energy	$(13,777,007)
Currencies	1,131,043
Agricultural Commodities	10,848,627
Interest Rates	2,036,296
Stock Indices	(9,546,863)
Metals	(1,837,866)
$(11,145,770)

The Partnership experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2010 of $11,145,770.  Profits were primarily attributable to the Partnership trading in the agriculture, currency and interest rate sectors posted profits while the metals, stock indices and energy sectors posted losses.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter due to sugar prices rallying to a 29 year high. The market’s upward momentum was supported by favorable fundamental factors as key producing countries produced smaller than expected yields. Losses were posted to the Partnership in the middle of the first quarter. Cotton generated positive returns while sugar generated the largest loss. Sugar prices reversed direction in early February and by the end of the month the trading program had liquidated all of its long sugar positions. Profits were posted to the Partnership at the end of the first quarter due to short wheat positions as prices weakened on what appeared to be favorable weather and supply conditions. Losses were posted to the Partnership at the beginning of the second quarter. Cotton futures were up at their highest level in more than 2 years which was offset by sugar prices dropping to their lowest level in nearly a year on supply worries. Profits were posted to the Partnership in the middle of the second quarter due to the trading program’s short positions in wheat and sugar. Losses were posted to the Partnership at the end of the second quarter with the exception of coffee. Coffee futures reached important technical levels and soared to a 12-year high, then retreated somewhat towards the end of the June. Reports of tight supplies from key producing countries appeared to be the main factor behind the spike in prices. Losses were posted to the Partnership at the beginning of the third quarter. During the month of July, the Partnership’s trading program identified several new trend signals that led to profits, such as long positions in coffee and soymeal. However, gains from these trades were not enough to offset losses. Profits were posted to the Partnership in the middle of the third quarter due to the Partnership’s trading program benefiting from rising prices in wheat, soymeal and cotton. Despite weakening economic conditions, agricultural commodities remained relatively strong. Unfavorable weather conditions and export disruptions appeared to be the main drivers behind this trend. Coffee futures also moved higher in August, reaching a 13-year high in mid-month. However, this move was followed by a one day drop of nearly 10% before the market slowly resumed its upward trend with coffee positions finishing the month with small losses. In September, cotton was the best performing market for the month as prices moved above the $1 per pound level for the first time in 15 years. Among the key factors that supported commodity prices in September seemed to be weather-related supply shortages and improving demand resulting in profits being posted to the Partnership at the end of the third quarter. Profits were posted to the Partnership at the beginning of the fourth quarter. Weather related shortages in supply appeared to be the main factor for rising prices in combination with growing demand that led to explosive market behavior of which cotton was the most notable example. After multiple sessions of limit up price moves cotton futures set an all-time record in October. Prices initially shot to new highs in November, only to reverse just as quickly resulting in losses posted to the Partnership in the middle of the fourth quarter. Profits were posted to the Partnership at the end of the fourth quarter. Markets rallied on strong demand and weather related crop problems. Coffee was the largest contributor to performance in this sector as prices surged to 13 year highs.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning through the middle of the first quarter. Changing perceptions about the global interest rate adjustments seemed to keep the prices within a range during the February. However, the markets representing the shorter end of the yield curve finished the month higher, outside their recent trading range as yields decreased. Losses were posted to the Partnership at the end of the first quarter due to volatility in global markets. Interest rate markets, both domestic and foreign, produced profits for the Partnership at the beginning through the middle of the second quarter.  In the environment of anxiety about global fiscal issues the interest rate market strengthened, sending yields lower. A consistent theme of strong demand for U.S. government debt continued in June. Signs of a slowdown in the global economic recovery and more worrisome financial news out of Europe were among the macro factors that supported the interest rate market. Some important yield levels were broken domestically: the 2-year U.S. Treasury Note fell to a record low, the 10-year U.S. Treasury Note yield dropped below 3%. These yields benefited the trading program’s long positions. The second quarter ended with profits being posted to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter due to the exposure in the interest rate sector was very low. Profits continued to be posted to the Partnership in the middle of the third quarter as the general trend in interest rates seemed to be driven by expectations of more monetary easing by the Federal Reserve. Economic data provided further evidence of a slowing economic expansion resulting in yields to decline and prices to move in favor of the Partnership’s trading program’s long positions. Long positions in U.S. bonds outperformed the positions in foreign interest rates. In September, the Partnership’s trading program’s risk exposure was spread across different market sectors, with relatively higher allocations to currencies and commodities. The Partnership’s trading program profited from directional price movements in both of these sectors while limiting the negative impact of the losses posted to the Partnership at the end of the third quarter from the interest rate sector on the overall Partnership performance. Losses were posted to the Partnership at the beginning of the fourth quarter. Trading in interest rates was uneventful. Performance was either flat (domestic rates) or slightly negative (foreign rates). Overall, there appeared to be some nervousness in the financial markets in anticipation of another round of monetary stimulus by the U.S. Federal Reserve. Losses were posted to the Partnership in the middle of the fourth quarter. Positions in interest rate futures were unprofitable as yields rose and the trading program’s remaining long trades were liquidated. Trading in interest rates generated losses for the Partnership at the end of the fourth quarter.  Treasury prices initially fell and then recovered during the second half of the month.

The currency sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as the currency sector experienced price reversals. The U.S. dollar declined against the euro and other currencies, dropping most sharply against commodity linked currencies, such as the Australian dollar and the New Zealand dollar. Later in January the U.S. dollar reversed direction and turned higher against short positions. Profits were posted to the Partnership in the middle of the first quarter due to newly established short positions in major currency cross rates, such as the euro and the British pound against the Japanese yen. Losses were posted to the Partnership at the end of the first quarter as the Japanese yen moved lower across the board versus most of the major currencies. Losses were posted to the Partnership at the beginning of the second quarter as currencies produced mixed results. The U.S. dollar versus the Singapore dollar was the best performing market in the currency sector. The euro came under pressure and moved in favor of the trading program’s short positions and suffered losses from the reversal in the British pound and the Swiss franc. As a result, all cross rate positions involving the two currencies were liquidated.  The euro weakened against every major currency dropping to a 4 year low against the U.S. dollar and to its lowest level against the Japanese yen since 2001. The euro and the Swiss franc were the best performing markets in the currency sector. These gains offset losses from minor currency trading resulting in profits being posted to the Partnership in the middle of the second quarter. The U.S. dollar weakened against other major currencies. The euro versus the British pound cross rate was the best performing market in sector. The Swiss franc generated the biggest loss, moving up against the U.S. dollar. Other currency markets were confined to tighter ranges, leading to marginal results. The second quarter ended with losses posted to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter as the euro rebounded significantly from its early June lows which negatively impacted the trading program’s short euro positions against the U.S. dollar and the British pound. Profits continued to be posted to the Partnership in the middle of the third quarter as the Japanese yen and the euro were the best performing markets. The Japanese yen strengthened against other major currencies, except the Swiss franc. The Japanese yen reached its highest level since 1995 versus the U.S. dollar, which benefited the Partnership’s trading program’s long positions. Other profitable trades included long positions in the Japanese yen against the British pound and the euro. Profits were posted to the Partnership at the end of the third quarter due to the short U.S. dollar positions against minor currencies, such as the Australian dollar, South African rand and Singapore dollar. Trading in the Swiss franc and the Japanese yen were also profitable. The prospects of another round of monetary stimulus from the Federal Reserve appeared to be negative for the U.S. dollar as it weakened versus most major and minor currencies. Trading in the euro currency generated losses, especially in the euro versus the British pound. The euro currency moved higher against the remaining short positions, which led to their gradual liquidation. Profits were posted to the Partnership at the beginning of the fourth quarter. The U.S. dollar continued to fall against a broad range of currencies. The Japanese yen was the best performer against the U.S. dollar while other major currencies, such as the British pound and the euro currency became range bound during the second half of the month. The higher yielding minor currencies gained ground against the U.S. dollar and made a positive contribution to performance. Losses were posted to the Partnership in the middle of the fourth quarter. The U.S. dollar reversed direction and rose against most major and minor currencies, generating losses for the Partnership. The unfolding debt crisis in the euro zone combined with the events in Korea is perceived to have adversely impacted the currency sector. Profits were posted to the Partnership at the end of the fourth quarter. The Swiss franc was the strongest performer as it appreciated significantly against other European currencies and the U.S. dollar. It appeared to benefit from the euro zone fiscal problems as well as Switzerland’s strong economy. The Swiss franc versus the British pound was the most profitable trade in the currency sector.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The markets had a strong start to the year and the price dynamic then changed dramatically toward the middle of the month. The price correction was large enough to trigger partial liquidation of long positions. Losses continued to be posted in the middle of the first quarter as the commodity markets initially extended their downturn into February causing the trading program to close out more of its long positions. Profits were posted to the Partnership at the end of the first quarter. Nickel was the best performer of the base metal sector, maintaining strong price momentum throughout the month of March. Losses were posted to the Partnership at the beginning of the second quarter as negative returns were generated in base metals due to adverse price movements in aluminum and copper. Losses continued to be posted in the middle of the second quarter due to elevated volatility levels. The second quarter ended with profits posted to the Partnership due to the trading program’s long gold positions. Gold futures reached a new all-time high in June as global economic anxiety continued to support a rally in precious metals. Losses were posted to the Partnership at the beginning of the third quarter through the middle of the quarter. In July after reaching a record high in

June, gold futures also experienced a large price correction which triggered liquidation of the Partnership’s trading program’s long positions. Profits were posted to the Partnership at the end of the third quarter as gold continued its record run. Trading in silver was also profitable as prices rose to 30-year highs. Overall, the still-pessimistic assessment of the economy along with rising inflation expectations seemed to push investors into the relative safety of precious metals at the end of the third quarter. Profits were posted to the Partnership at the beginning of the fourth quarter due to long positions in gold and silver. Both metals finished the month higher despite a sizeable price correction in mid-October when the markets encountered an interim resistance level. Profits were posted to the Partnership in the middle of the fourth quarter. Prices initially shot to new highs in November, only to reverse just as quickly. Despite the large price correction, gold and silver remained the best performing markets for the month. Profits were posted to the Partnership at the end of the fourth quarter.

Stock indices posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as the markets found it difficult to follow a clear direction in January. The stock markets initially extended their downturn into February posting losses to the Partnership in the middle of the first quarter. Profits were posted to the Partnership at the end of the first quarter. Stock markets recovered from a steep February price correction and resumed their upward trends. As a result, the trading program increased its long exposure in both domestic and foreign stock index futures. Profits were posted to the Partnership at the beginning of the second quarter. Trading in domestic stock indices was profitable as equities reached 18-month highs in April. New long trades were initiated in March and early April when the trading model signaled a resumption of upward trends. Unfortunately, during the violent price action of May 6th trends reversed simultaneously across multiple markets and triggered stop loss signals resulting in losses posted to the Partnership in the middle of the second quarter. The second quarter ended with losses posted to the Partnership. Equities continued their downward slide in June as concerns regarding European financial stability and global growth plagued markets. Profits were posted to the Partnership at the beginning of the third quarter as the market environment was characterized by non-directional price volatility, which was consistent with fluctuations in global economic sentiment. Losses were posted to the Partnership in the middle of the third quarter. Profits posted to the Partnership from short positions in Nikkei and Topix which was not enough to offset losses from long positions in DAX. Overall, markets appeared to be cautious about the long-term economic recovery. It was evident in daily price swings and lack of sustained trends in many market sectors. Losses were posted to the Partnership at the end of the third quarter due to global market volatility. Profits were posted to the Partnership at the beginning of the fourth quarter. Profits from long positions in domestic and European stock index futures were partially offset by losses from short trades in Japanese stock indices. Losses were posted to the Partnership in the middle of the fourth quarter. Negative influence of global volatility brought back a sense of “risk aversion” and led to quick correction of existing market trends across different market sectors, including commodities and global equity markets. The fourth quarter ended with profits posted to the Partnership as equity markets gained momentum in December. The equity markets seemed to benefit from good corporate news and rising confidence in a U.S. economic recovery.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as oil prices rose to a 15 month high in early January and then retreated sharply. Losses were posted to the Partnership in the middle of the first quarter due to the commodity markets continuing their downturn resulting in the trading program closing out of their long exposure in energies. Profits were posted to the Partnership at the end of the first quarter as the trading program capitalized on declining prices in natural gas and newly initiated short positions. Profits were posted to the Partnership at the beginning of the second quarter. The trading program increased its long exposure in the energy sector early in April as prices moved to new highs for the year. The market subsequently came back under downward pressure only to recover in the second half of the month. Since the oil-futures curve sloped significantly upward, the trading program benefited from its long positions in the more distant contract month. Losses were posted to the Partnership in the middle through the end of the second quarter. Prices turned higher against the trading program’s short position in early June. The intramonth price action was very choppy. It triggered a position reversal in natural gas, only to turn again and trade lower at the end of June. Profits were posted to the Partnership in the middle of the third quarter with losses posted to the Partnership at the beginning and the end of the third quarter due to the global market volatility. Profits were posted to the Partnership as the trading program’s strategy performed well in October by maintaining higher commodity exposure only to reverse in the middle of the fourth quarter due to volatility in global markets. Energy prices were up in December driven partly by unusually cold weather as well as more positive macroeconomic news. The trading program increased the long exposure in energies at the beginning of the month which led to profits at the end of the fourth quarter.

Total Trading
Year ended December 31, 2009	Profit (Loss)
Energy	$2,501,445
Currencies	(1,176,863)
Agricultural Commodities	1,848,990
Interest Rates	(1,743,507)
Stock Indices	4,439,114
Metals	10,192,213
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

Total Trading
Year ended December 31, 2008	Profit (Loss)
Energy	$23,786,024
Currencies	18,753,664
Agricultural Commodities	610,889
Interest Rates	10,363,798
Stock Indices	19,323,290
Metals	5,452,560
$78,290,225

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $78,290,225.  Profits were primarily attributable to the Partnership’s trading in energy, stock indices, currencies, interest rates, metals and agriculture.

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

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs, other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total. The Profit Shares payable to the Trading Advisor are based on the New Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2010, 2009 and 2008. During the fiscal year 2010 the Partnership’s average capitalization was $161,221,838. During the fiscal year 2009, the Partnership’s average capitalization was $196,776,157. During the fiscal year 2008, the Partnership’s average capitalization was $224,567,351.

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,634,362	1.01%	$3,338,741	$403,254
Metals	1,065,389	0.66%	3,388,987	26,409
Stock Indices	1,590,343	0.99%	5,056,574	55,171
Interest Rates	523,753	0.32%	1,423,969	89,733
Energy	1,132,441	0.70%	3,143,563	205,731
Agricultural Commodities	3,251,376	2.02%	6,484,758	1,368,716

TOTAL	$9,197,664	5.70%	$22,836,592	$2,149,014

December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,417,454	1.23%	$6,804,670	$302,519
Metals	1,085,189	0.55%	2,601,734	28,644
Stock Indices	1,638,904	0.83%	3,638,003	283,478
Interest Rates	4,383,874	2.23%	7,770,681	1,687,269
Energy	942,800	0.48%	2,177,794	15,364
Agricultural Commodities	238,360	0.12%	1,168,664	—

TOTAL	$10,706,581	5.44%	$24,161,546	$2,317,274

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,720,373	0.77%	$7,650,023	$77,773
Metals	507,761	0.23%	3,195,563	30,914
Stock Indices	1,056,921	0.47%	4,437,960	—
Interest Rates	10,969,318	4.88%	21,989,395	2,371,171
Energy	510,246	0.23%	2,290,531	—
Agricultural Commodities	476,983	0.21%	3,602,638	23,638

TOTAL	$15,241,602	6.79%	$43,166,110	$2,503,496

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2010. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy.

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2010.

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

Item 8: Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$14,911,109	$2,924,307	$(23,804,535)	$(4,955,821)	$6,994,347	$12,892,573	$4,411,915	$(7,911,106)
Total Expenses	2,172,736	2,107,694	2,340,810	2,637,756	4,029,339	3,644,882	2,659,707	3,003,082
Net Income (Loss)	$12,738,373	$816,613	$(26,145,345)	$(7,593,577)	$2,965,008	$9,247,691	$1,752,208	$(10,914,188)

Weighted average units	540,273	565,824	581,337	598,570	608,950	621,824	646,928	681,670

Net Income (Loss) per weighted average Unit	$23.58	$1.44	$(44.97)	$(12.69)	$4.87	$14.87	$2.71	$(16.01)

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2010, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over F9inancial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:  Other Information

Not Applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of

Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2010, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $4,006,555.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Not contained herein.

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

(b)                                 Security Ownership of Management:

As of December 31, 2010, MLAI owned 13,916 Unit-equivalent general partnership interests, which constituted 2.66% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

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

In 2010, the Partnership expensed:  (i) Brokerage Commissions of $8,866,475 to MLPF&S, which included $1,605,705 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $403,022 to MLAI. In addition,

MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                  Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2010 would be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Partnership’s financial statements for the years ended December 31, 2010 and 2009 was $48,000 and $48,000, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 or 2009 related to the Partnership.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(c)                                  All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $36,000 and $36,000, respectively.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	For the years ended December 31, 2010, 2009 and 2008:
	Statements of Operations	4
	Statements of Changes in Partners’ Capital	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	6

	Notes to Financial Statements	7

2.	Financial Statement Schedules:

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

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Initial Registrant’s Registration Statement

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Initial Registration Statement.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 15, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SELECT FUTURES LIMITED PARTNERSHIP

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications