Form 10-Q
period 2011-03-31
ML SELECT FUTURES I LP
filed 2011-05-13
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, 497,115 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,645,911 for 2011 and $8,492,711 for 2010)	$147,075,615	$147,627,836
Net unrealized profit on open futures contracts	3,451,382	4,344,222
Net unrealized profit on open forwards contracts	239,984	2,172,926
Cash and cash equivalents	99,667	264,329
Accrued interest receivable	14,086	19,626

TOTAL ASSETS	$150,880,734	$154,428,939

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$689,505	$704,702
Administrative and filing fees payable	31,503	32,056
Redemptions payable	3,686,049	2,560,999
Net unrealized loss on open futures contracts	244,198	500,182
Net unrealized loss on open forward contracts	199,048	175,650
Total liabilities	4,850,303	3,973,589

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	4,087,845	4,006,555
Limited Partners (483,199 Units and 588,190 Units)	141,942,586	146,448,795

Total partners’ capital	146,030,431	150,455,350

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$150,880,734	$154,428,939

NET ASSET VALUE PER UNIT (Based on 497,115 Units outstanding; 602,106 Units authorized)	$293.7558	$287.9143

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$7,790,007	$(4,812,087)
Change in unrealized, net	(2,593,196)	(192,106)

Total trading profit (loss)	5,196,811	(5,004,193)

INVESTMENT INCOME:

Interest	50,066	48,372

EXPENSES:

Brokerage commissions	2,093,799	2,518,111
Administrative and filing fees	95,173	119,645

Total expenses	2,188,972	2,637,756

NET INVESTMENT INCOME (LOSS)	(2,138,906)	(2,589,384)

NET INCOME (LOSS)	$3,057,905	$(7,593,577)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	516,564	598,570

Net income (loss) per weighted average General Partner and Limited Partner Unit	$5.92	$(12.69)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(174,739)	(7,418,838)	(7,593,577)

Redemptions	(11,325)	—	(3,454,256)	(3,454,256)

PARTNERS’ CAPITAL, March 31, 2010	590,781	$4,285,049	$177,632,417	$181,917,466

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	—	—	—	—

Net income (loss)	—	81,290	2,976,615	3,057,905

Redemptions	(25,455)	—	(7,482,824)	(7,482,824)

PARTNERS’ CAPITAL, March 31, 2011	497,115	$4,087,845	$141,942,586	$146,030,431

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three months ended March 31, 2011 AND 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Per Unit Operating Performance:

Net asset value, beginning of period	$287.91	$320.48

Realized trading profit (loss)	15.10	(8.04)
Change in unrealized, net	(5.12)	(0.19)
Interest income	0.10	0.08
Expenses (1)	(4.23)	(4.40)

Net asset value, end of period	$293.76	$307.93

Total Return:

Total return (2)	2.03%	-3.92%

Ratios to Average Partners’ Capital (1):

Expenses (2)	1.45%	1.44%
Net investment loss	-1.42%	-1.41%

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

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2011 and December 31, 2010, are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	3	$20,520	0.01%	—	$—	0.00%	$20,520	0.01%	May 11
Currencies	40,888,701	533,497	0.37%	(25,541,968)	(169,261)	-0.12%	364,236	0.25%	June 11
Energy	407	2,380,597	1.63%	—	—	0.00%	2,380,597	1.63%	April 11 - November 11
Interest rates	237	(90,403)	-0.06%	(286)	88,002	0.06%	(2,401)	0.00%	June 11 - December 11
Metals	253	515,922	0.35%	(39)	(224,920)	-0.15%	291,002	0.20%	April 11 - June 11
Stock indices	109	194,166	0.13%	—	—	0.00%	194,166	0.13%	April 11 - June 11

Total		$3,554,299	2.43%		$(306,179)	-0.21%	$3,248,120	2.22%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	348	$1,762,786	1.17%	—	$—	0.00%	$1,762,786	1.17%	March 11
Currencies	1,330,860,517	2,355,094	1.57%	(497,146,287)	(171,750)	-0.11%	2,183,344	1.46%	March 11
Interest rates	—	—	0.00%	(780)	(253,496)	-0.17%	(253,496)	-0.17%	March 11 - December 11
Energy	405	757,124	0.50%	(28)	(45,360)	-0.03%	711,764	0.47%	January 11 - February 11
Metals	380	2,127,230	1.41%	(165)	(750,472)	-0.50%	1,376,758	0.91%	January 11 - March 11
Stock indices	530	60,160	0.04%	—	—	0.00%	60,160	0.04%	January 11 - March 11

Total		$7,062,394	4.69%		$(1,221,078)	-0.81%	$5,841,316	3.88%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2011 and December 31, 2010.

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

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Partnership determined that Level II securities would include its forward and certain futures contracts.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$3,314,315	$3,231,773	$82,542	$—
Short	$(107,131)	$117,789	$(224,920)	$—
	$3,207,184	$3,349,562	$(142,378)	$—

Forwards
Long	$239,984	$—	$239,984	$—
Short	$(199,048)	$—	$(199,048)	$—
	$40,936	$—	$40,936	$—

March 31, 2011	$3,248,120	$3,349,562	$(101,442)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,889,468	$4,419,143	$470,325	$—
Short	$(1,045,428)	$(294,956)	$(750,472)	$—
	$3,844,040	$4,124,187	$(280,147)	$—

Forwards
Long	$2,172,926	$—	$2,172,926	$—
Short	$(175,650)	$—	$(175,650)	$—
	$1,997,276	$—	$1,997,276	$—

December 31, 2010	$5,841,316	$4,124,187	$1,717,129	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended March 31, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended March 31, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three month periods ended March 31, 2011 and 2010:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(120,999)	$183,359
Currencies	(1,710,208)	(2,237,783)
Energy	8,508,432	(2,532,357)
Interest rates	(283,495)	643,412
Metals	(1,190,837)	(418,955)
Stock indices	(6,082)	(641,869)

Total	$5,196,811	$(5,004,193)

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended March 31, 2011 are paid on behalf of the Partnership by the Sponsor.

6.               SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership and has determined that there are no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2010	$304.33	$301.22	$307.93
2011	$288.63	$297.80	$293.76

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Partnership capital decreased 2.94% from $150,455,350 to $146,030,431.  This decrease was attributable to the net gain from operations of $3,057,905, coupled with the redemption of 25,455 Redeemable Units of Interest resulting in an outflow of $7,482,824.  The cash outflow was offset with cash inflow of $0 due to subscription of 0 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2011 to March 31, 2011

The Partnership experienced a net profit of $5,196,811 before brokerage commissions and related fees in the first quarter of 2011. The Partnership’s profits were primarily attributable to energy sector posting profits. The stock indices, agriculture, interest rates, currencies and metals sectors posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Worries about possible supply disruptions triggered considerable price movements in the energy market and helped Brent Crude oil prices break through the $100/barrel resistance level. Profits were posted to the Partnership in the middle of the quarter. Political chaos in oil producing countries of the Middle East and North Africa injected new volatility into the market and raised new risks for the global economy. The impact of these events was felt across different market sectors. Oil prices shot higher as disruptions in crude oil production took a large amount of oil off the world market. The Brent crude contract for nearby delivery surpassed $110 per barrel. The quarter ended with profits posted to the Partnership. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty.  Markets somewhat stabilized during the second half of the month and energies resumed their upward trend.

The stock indices sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Profits in equity markets appeared to be driven by a more optimistic view on economic growth. Profits were posted to the Partnership in the middle of the quarter. The situation in the Middle East and North Africa prompted a large correction in the global equity market after the rally of the past few months. Despite the price correction, profits were posted to the Partnership due to the trading program’s long U.S. and European stock index futures. Losses were posted to the Partnership at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Most equity markets initially moved lower, reversing the trends of previous months.

The agriculture sector posted losses to the Partnership. Profits were posted to the Fund at the beginning of the quarter. Price action in the agricultural sector was relatively subdued and produced marginal profits. Profits were posted to the Partnership in the middle of the quarter only to be reversed at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Most equity markets initially moved lower, reversing the trends of previous months. Agricultural commodities suffered pullbacks as they focused on potentially major economic consequences of these events.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. The interest rate sector was trading in a relatively tight range. Small profits were recorded in European short-term instruments on rising expectations for an interest rate increase in the Eurozone. Profits were posted to the Partnership in the middle of the quarter only to be reversed at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The year started with a substantial price correction in high yielding currencies, in particular, the South African rand. The South African rand currency fell against the U.S. Dollar which caused losses for the trading program. The British pound moved higher against the trading program’s positions and also contributed to the losses. Losses were posted to the Partnership in the middle of the quarter. The U.S. dollar initially strengthened, but came under pressure against most major and minor currencies during the second half of February. Small profits from the trading program’s short positions in the U.S. dollar trades against minor currencies were offset by losses from major currency cross rates. Losses were posted to the Partnership at the end of the quarter. The Japanese yen experienced some wild swings in value, but eventually moved lower against the U.S. dollar and other currencies, possibly a result of coordinated intervention by the central banks

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Precious metals experienced significant price retracements in January. Gold fell $100 off the high it posted at the beginning of the month which led to the liquidation of most of our Gold positions. The trading program’s Silver trade was also closed out in January, posting realized profits overall which was not enough to offset losses. Profits were posted to the Partnership in the middle of the quarter. Precious metals seemed to be benefiting from higher levels of geopolitical risk. Gold resumed its upward momentum and pushed through $1400 an ounce. The silver price touched an all time high in February above $33/oz. Losses were posted to the Partnership at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Most equity markets initially moved lower, reversing the trends of previous months. Metals suffered pullbacks as they focused on potentially major economic consequences of these events.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the three months ended March 31, 2011 and 2010, the Partnership’s average capitalization was $149,403,141 and $184,069,819, respectively.

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$136,054	0.09%	$157,736	$101,010
Metals	559,811	0.37%	649,022	415,617
Stock Indices	373,523	0.25%	433,048	277,313
Interest Rates	4,620	0.00%	5,356	3,430
Energy	4,579,631	3.07%	5,309,437	3,400,031
Agricultural Commodities	604,114	0.40%	700,386	448,509

TOTAL	$6,257,753	4.18%	$7,254,985	$4,645,910

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,112,591	1.15%	$3,132,056	$1,201,637
Metals	1,333,792	0.72%	1,977,435	758,658
Stock Indices	2,834,580	1.54%	4,202,454	1,612,303
Interest Rates	157,760	0.09%	233,889	89,733
Energy	1,359,920	0.74%	2,016,171	773,519
Agricultural Commodities	2,406,332	1.31%	3,567,547	1,368,716

TOTAL	$10,204,975	5.55%	$15,129,552	$5,804,566

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2011 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2011. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2011.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Unit was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-11	$—	—	$287.91
Feb-11	—	—	288.63
Mar-11	—	—	297.80
Apr-11	—	—	293.76

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

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)