Form 10-Q
period 2011-06-30
ML SELECT FUTURES I LP
filed 2011-08-12
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 477,442 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,292,927 for 2011 and $8,492,711 for 2010)	$135,857,290	$147,627,836
Net unrealized profit on open futures contracts	501,038	4,344,222
Net unrealized profit on open forwards contracts	64,288	2,172,926
Cash and cash equivalents	97,342	264,329
Accrued interest receivable	4,961	19,626

TOTAL ASSETS	$136,524,919	$154,428,939

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$624,317	$704,702
Administrative and filing fees payable	28,541	32,056
Redemptions payable	1,099,146	2,560,999
Net unrealized loss on open futures contracts	233,453	500,182
Net unrealized loss on open forward contracts	84,375	175,650
Total liabilities	2,069,832	3,973,589

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	3,918,904	4,006,555
Limited Partners (463,526 Units and 588,190 Units)	130,536,183	146,448,795

Total partners’ capital	134,455,087	150,455,350

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$136,524,919	$154,428,939

NET ASSET VALUE PER UNIT (Based on 477,442 Units outstanding; 602,106 Units authorized)	$281.6155	$287.9143

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$(744,453)	$(21,624,593)	$7,045,554	$(26,436,680)
Change in unrealized, net	(3,000,622)	(2,241,933)	(5,593,818)	(2,434,039)

Total trading profit (loss)	(3,745,075)	(23,866,526)	1,451,736	(28,870,719)

INVESTMENT INCOME (LOSS)

Interest	17,183	61,991	67,249	110,363

EXPENSES:

Brokerage commissions	1,977,782	2,239,035	4,071,581	4,757,146
Administrative and filing fees	89,898	101,775	185,071	221,420

Total expenses	2,067,680	2,340,810	4,256,652	4,978,566

NET INVESTMENT INCOME (LOSS)	(2,050,497)	(2,278,819)	(4,189,403)	(4,868,203)

NET INCOME (LOSS)	$(5,795,572)	$(26,145,345)	$(2,737,667)	$(33,738,922)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	489,475	581,336	503,020	589,953

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(11.84)	$(44.97)	$(5.44)	$(57.19)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(803,621)	(32,935,301)	(33,738,922)

Redemptions	(31,389)	—	(9,278,976)	(9,278,976)

PARTNERS’ CAPITAL, June 30, 2010	570,717	$3,656,167	$146,291,234	$149,947,401

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	52	—	15,590	15,590

Net income (loss)	—	(87,651)	(2,650,016)	(2,737,667)

Redemptions	(45,180)	—	(13,278,186)	(13,278,186)

PARTNERS’ CAPITAL, June 30, 2011	477,442	$3,918,904	$130,536,183	$134,455,087

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and six months ended June 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Six months ended	Three months ended
	June 30, 2011	June 30, 2011

Per Unit Operating Performance:

Net asset value, beginning of period	$287.9143	$293.7558

Realized trading profit (loss)	13.3997	(1.6989)
Change in unrealized, net	(11.3700)	(6.2541)
Interest income	.1318	.0350
Expenses (1)	(8.4603)	(4.2223)

Net asset value, end of period	$281.6155	$281.6155

Total Return:

Total return (2)	-2.19%	-4.13%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.88%	1.43%
Net investment loss	-2.84%	-1.42%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and six months ended June 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Six months ended	Three months ended
	June 30, 2010	June 30, 2010

Per Unit Operating Performance:

Net asset value, beginning of period	$320.4839	$307.9271

Realized trading profit (loss)	(45.4601)	(37.4182)
Change in unrealized, net	(4.0461)	(3.8570)
Interest income	.1874	.1065
Expenses (1)	(8.4300)	(4.0233)

Net asset value, end of period	$262.7351	$262.7351

Total Return:

Total return (2)	-18.02%	-14.68%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.84%	1.41%
Net investment loss	-2.78%	-1.37%

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

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2011 and December 31, 2010, are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(260)	$796,877	0.59%	$796,877	0.59%	September 11 - December 11
Currencies	40,926,864	78,231	0.06%	(33,073,001)	(219,406)	-0.16%	(141,175)	-0.10%	September 11
Energy	—	—	0.00%	—	—	0.00%	—	0.00%
Interest rates	533	(195,918)	-0.15%	—	—	0.00%	(195,918)	-0.15%	September 11 - June 12
Metals	117	(250,811)	-0.19%	—	—	0.00%	(250,811)	-0.19%	September 11
Stock indices	23	38,525	0.03%	—	—	0.00%	38,525	0.03%	September 11

Total		$(329,973)	-0.25%		$577,471	0.43%	$247,498	0.18%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	348	$1,762,786	1.17%	—	$—	0.00%	$1,762,786	1.17%	March 11
Currencies	1,330,860,517	2,355,094	1.57%	(497,146,287)	(171,750)	-0.11%	2,183,344	1.46%	March 11
Interest rates	—	—	0.00%	(780)	(253,496)	-0.17%	(253,496)	-0.17%	March 11 - December 11
Energy	405	757,124	0.50%	(28)	(45,360)	-0.03%	711,764	0.47%	January 11 - February 11
Metals	380	2,127,230	1.41%	(165)	(750,472)	-0.50%	1,376,758	0.91%	January 11 - March 11
Stock indices	530	60,160	0.04%	—	—	0.00%	60,160	0.04%	January 11 - March 11

Total		$7,062,394	4.69%		$(1,221,078)	-0.81%	$5,841,316	3.88%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2011 and December 31, 2010.

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

The Partnership has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III
Futures
Long	$(394,261)	$(235,930)	$(158,331)	$—
Short	$661,846	$661,846	$—	$—
	$267,585	$425,916	$(158,331)	$—

Forwards
Long	$64,288	$—	$64,288	$—
Short	$(84,375)	$—	$(84,375)	$—
	$(20,087)	$—	$(20,087)	$—

June 30, 2011	$247,498	$425,916	$(178,418)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,889,468	$4,419,143	$470,325	$—
Short	$(1,045,428)	$(294,956)	$(750,472)	$—
	$3,844,040	$4,124,187	$(280,147)	$—

Forwards
Long	$2,172,926	$—	$2,172,926	$—
Short	$(175,650)	$—	$(175,650)	$—
	$1,997,276	$—	$1,997,276	$—

December 31, 2010	$5,841,316	$4,124,187	$1,717,129	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended June 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three and six month periods ended June 30, 2011 and 2010:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(1,226,061)	$(1,347,060)
Currencies	1,774,337	64,128
Energy	(2,401,083)	6,107,349
Interest rates	(1,269,684)	(1,553,179)
Metals	602,200	(588,637)
Stock indices	(1,224,784)	(1,230,865)

Total	$(3,745,075)	$1,451,736

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(263,730)	$(80,372)
Currencies	(601,585)	(2,839,368)
Energy	(11,420,714)	(13,953,072)
Interest rates	1,936,924	2,580,337
Metals	(4,784,724)	(5,203,679)
Stock indices	(8,732,697)	(9,374,565)

Total	$(23,866,526)	$(28,870,719)

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended June 30, 2011 are paid on behalf of the Partnership by the Sponsor.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Partnership’s financial statements.

7.              SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership and has determined that there are no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$304.3271	$301.2208	$307.9271	$306.4419	$266.4390	$262.7351
2011	$288.6250	$297.7954	$293.7558	$306.9529	$288.3932	$281.6155

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents (and restricted cash) and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Partnership capital decreased 10.63% from $150,455,350 to $134,455,087.  This decrease was attributable to the net loss from operations of $2,737,667, coupled with the redemption of 45,180 Redeemable Units of Interest resulting in an outflow of $13,278,186.  The cash outflow was offset with cash inflow of $15,590 due to subscription of 52 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Partnership trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s balance sheet.  Contracts are priced daily by the Partnership and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2011 to June 30, 2011

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

April 1, 2011 to June 30, 2011

The Partnership experienced a net trading loss of $3,745,075 before brokerage commissions and related fees in the second quarter of 2011. The Partnership’s profits were primarily attributable to the currency and metals sectors posting profits. The stock indices, agriculture, interest rates and energy sectors posted losses.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as the U.S. dollar declined versus most major and minor currencies. The U.S. dollar hit new record lows against the Swiss franc and the Australian dollar. Several factors seemed to be conspiring against the U.S. currency. They included the widening of interest rate differentials in favor of other currencies as well as concerns over fiscal policy in the U.S.  During the month of April, the trading program increased its exposure to the downtrend in the U.S. dollar versus the South African rand, New Zealand dollar and Polish zloty, while taking profits on existing short U.S. dollar positions versus the Australian dollar, Swedish krona and Singapore dollar. Losses were posted to the Partnership in the middle of the quarter as worries that Greece may soon default on its debts helped push the U.S. dollar higher against the Euro. Most major and minor currencies also seemed to be trading down against the U.S. dollar, generating losses for the trading program. The Swiss franc was the best performer. Solid performance of Switzerland’s economy most likely contributed to the currency’s strength. The quarter ended with profits posted to the Partnership due to profits from the Swiss franc and the Euro as they both gained against other major currencies.

The metals sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as record levels were recorded in the precious metals sector. Gold futures broke through $1500 an ounce. Silver prices soared to new 31 year highs and approached $50 a troy ounce. Both metals seemed to be well supported by a weaker U.S. dollar and rising inflationary fears. The trading program’s exposure to precious metals was reduced on profit taking. Losses were posted to the Partnership in the middle of the quarter as silver suffered a substantial decline as its price fell from April highs of nearly $50 a troy ounce down to as low as $32. Fortunately, the trading program’s silver positions had been scaled back considerably prior to the May downturn and as a result, the trading program was able to liquidate the overall profitable trade with only a marginal loss for the month. Gold also retreated from record highs, but held up better than silver and prices bounced back later in the month. The trading program remained long gold positions throughout the month. Losses were posted to the Partnership at the end of the quarter due to the uncertain economic environment in developed economies which seemed to be a driving force behind the June volatility.

The stock indices sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as trading in the equity sector generated profits. Domestic stocks advanced to multiyear highs in response to encouraging corporate earnings and prospects of low interest rates. As global equities moved higher, the trading program increased its exposure to the sector. Losses were posted to the Partnership in the middle of the quarter as the trading program began unwinding long trades in equities. Losses continued to be posted to the Partnership at the end of the quarter as equities extended their decline further into June. As a result the trading program reduced its equity exposure to 1% of the total portfolio risk.

The agriculture sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter only to be reversed in the middle of the quarter. In May markets endured a choppy month after prices turned against the established trends, negatively impacting the trading program’s performance. Losses were posted to the Partnership at the end of the quarter as wheat was the best performer for the month but not enough to offset losses. Markets seemed to reflect the loss of momentum in the U.S. economy and renewed concerns about the European debt crisis.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Trading in interest rate futures generated negative results after prices turned against the trading program’s short positions. Losses were posted to the Partnership in the middle of the quarter. The interest rate futures staged a rally in May, driving yields to the lowest point of the year and causing most of the trading program’s modest short trades to be stopped out with a loss. Losses were posted to the Partnership at the end of the quarter. In June, the price behavior alternated between positive and negative risk sentiment based on encouraging or disappointing signals on Greece, the outlook for economic growth and the debt ceiling debate in the U.S.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as positive performance resulted from long positions in energies. The rise in oil prices seemed to be driven by lingering concerns about supply disruptions in the Middle East and North Africa along with the weakening U.S. dollar. Losses were posted to the Partnership in the middle of the quarter. The trading program liquidated a large amount of their remaining energy exposure during the first half of May. Losses were posted to the Partnership at the end of the quarter as energies extended their decline further into June and the trading program liquidated a few remaining energy trades.

January 1, 2010 to June 30, 2010

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six months ended June 30, 2011 and 2010, the Partnership’s average capitalization was $145,895,052 and $173,804,352, respectively.

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$190,080	0.13%	$390,279	$101,010
Metals	591,987	0.41%	997,923	415,617
Stock Indices	276,410	0.19%	433,048	122,933
Interest Rates	113,774	0.08%	356,423	3,430
Energy	3,661,026	2.51%	5,309,437	1,880,315
Agricultural Commodities	580,173	0.40%	889,313	381,375

TOTAL	$5,413,450	3.72%	$8,376,423	$2,904,680

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,352,723	0.78%	$3,132,056	$403,254
Metals	1,750,003	1.01%	3,388,987	758,658
Stock Indices	3,033,352	1.75%	5,056,574	1,612,303
Interest Rates	533,975	0.31%	1,423,969	89,733
Energy	1,684,631	0.97%	3,143,563	773,519
Agricultural Commodities	2,477,299	1.43%	3,986,697	1,368,716

TOTAL	$10,831,983	6.25%	$20,131,846	$5,006,183

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2011 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock, cotton, corn and coffee accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of June 30, 2011. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2011.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-11	$—	—	$287.9143
Feb-11	—	—	288.6250
Mar-11	—	—	297.7954
Apr-11	—	—	293.7558
May-11	9,822	32	306.9529
Jun-11	5,768	20	288.3932
Jul-11	4,787	17	281.6155

(b)   Not applicable.

(c)   Not applicable.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and
32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02	Are filed herewith.

Exhibit 101	Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Partners’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)