Form 10-Q
period 2011-09-30
ML SELECT FUTURES I LP
filed 2011-11-10
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 440,061 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $11,349,380 for 2011 and $8,492,711 for 2010)	$123,865,458	$147,627,836
Net unrealized profit on open futures contracts	7,718,182	4,344,222
Net unrealized profit on open forwards contracts	2,005,611	2,172,926
Cash and cash equivalents	313,250	264,329
Accrued interest receivable	84	19,626

TOTAL ASSETS	$133,902,585	$154,428,939

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Brokerage commissions payable	$609,699	$704,702
Administrative and filing fees payable	27,714	32,056
Redemptions payable	601,343	2,560,999
Net unrealized loss on open futures contracts	415,518	500,182
Net unrealized loss on open forward contracts	461,757	175,650
Total liabilities	2,116,031	3,973,589

PARTNERS’ CAPITAL:

General Partner (13,916 Units and 13,916 Units)	4,167,410	4,006,555
Limited Partners (426,145 Units and 508,654 Units)	127,619,144	146,448,795

Total partners’ capital	131,786,554	150,455,350

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$133,902,585	$154,428,939

NET ASSET VALUE PER UNIT
(Based on 440,061 Units outstanding; 522,570 Units authorized)	$299.4734	$287.9143

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$1,239,705	$(2,482,915)	$8,285,259	$(28,919,595)
Change in unrealized, net	8,599,020	5,350,246	3,005,202	2,916,207

Total trading profit (loss)	9,838,725	2,867,331	11,290,461	(26,003,388)

INVESTMENT INCOME (LOSS)

Interest	13,828	56,976	81,077	167,339

EXPENSES:

Brokerage commissions	1,843,525	2,016,056	5,915,106	6,773,202
Administrative and filing fees	83,797	91,638	268,868	313,058

Total expenses	1,927,322	2,107,694	6,183,974	7,086,260

NET INVESTMENT INCOME (LOSS)	(1,913,494)	(2,050,718)	(6,102,897)	(6,918,921)

NET INCOME (LOSS)	$7,925,231	$816,613	$5,187,564	$(32,922,309)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	464,071	565,824	490,037	581,910

Net income (loss) per weighted average General Partner and Limited Partner Unit	$17.08	$1.44	$10.59	$(56.58)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	602,106	$4,459,788	$188,505,511	$192,965,299

Subscriptions	—	—	—	—

Net income (loss)	—	(781,140)	(32,141,169)	(32,922,309)

Redemptions	(53,204)	—	(14,940,437)	(14,940,437)

PARTNERS’ CAPITAL, September 30, 2010	548,902	$3,678,648	$141,423,905	$145,102,553

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	69	—	20,378	20,378

Net income (loss)	—	160,855	5,026,709	5,187,564

Redemptions	(82,578)	—	(23,876,738)	(23,876,738)

PARTNERS’ CAPITAL, September 30, 2011	440,061	$4,167,410	$127,619,144	$131,786,554

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and nine months ended September 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Nine months ended	Three months ended
	September 30, 2011	September 30, 2011

Per Unit Operating Performance:

Net asset value, beginning of period	$287.9143	$281.6155

Realized trading profit (loss)	16.3451	2.9454
Change in unrealized, net	7.6699	19.0399
Interest income	0.1614	0.0296
Expenses (1)	(12.6173)	(4.1570)

Net asset value, end of period	$299.4734	$299.4734

Total Return:

Total return (2)	4.01%	6.34%

Ratios to Average Partners’ Capital (1):

Expenses (2)	4.34%	1.46%
Net investment loss	-4.29%	-1.45%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

For the three and nine months ended September 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Nine months ended	Three months ended
	September 30, 2010	September 30, 2010

Per Unit Operating Performance:

Net asset value, beginning of period	$320.4839	$262.7351

Realized trading profit (loss)	(49.8549)	(4.3888)
Change in unrealized, net	5.5806	9.6292
Interest income	0.2881	0.1007
Expenses (1)	(12.1471)	(3.7256)

Net asset value, end of period	$264.3506	$264.3506

Total Return:

Total return (2)	-17.52%	0.61%

Ratios to Average Partners’ Capital (1):

Expenses (2)	4.29%	1.45%
Net investment loss	-4.19%	-1.41%

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

In the opinion of management, the interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2011 and December 31, 2010, are as follows:

September 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(925)	$2,398,805	1.82%	$2,398,805	1.82%	November 2011 - March 2012
Currencies	77,885,132	(710,907)	-0.54%	(141,584,381)	2,676,392	2.03%	1,965,485	1.49%	December 2011
Energy	—	—	0.00%	(142)	498,260	0.38%	498,260	0.38%	October 2011 - November 2012
Interest rates	307	349,167	0.26%	—	—	0.00%	349,167	0.26%	December 2011 - June 2012
Metals	53	(101,050)	-0.08%	(443)	4,095,902	3.11%	3,994,852	3.03%	December 2011
Stock indices	—	—	0.00%	(384)	(360,051)	-0.27%	(360,051)	-0.27%	October 2011 - December 2011

Total		$(462,790)	-0.36%		$9,309,308	7.07%	$8,846,518	6.71%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Partners’ Capital	Contracts	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	348	$1,762,786	1.17%	—	$—	0.00%	$1,762,786	1.17%	March 11
Currencies	1,330,860,517	2,355,094	1.57%	(497,146,287)	(171,750)	-0.11%	2,183,344	1.46%	March 11
Interest rates	—	—	0.00%	(780)	(253,496)	-0.17%	(253,496)	-0.17%	March 11 - December 11
Energy	405	757,124	0.50%	(28)	(45,360)	-0.03%	711,764	0.47%	January 11 - February 11
Metals	380	2,127,230	1.41%	(165)	(750,472)	-0.50%	1,376,758	0.91%	January 11 - March 11
Stock indices	530	60,160	0.04%	—	—	0.00%	60,160	0.04%	January 11 - March 11

Total		$7,062,394	4.69%		$(1,221,078)	-0.81%	$5,841,316	3.88%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2011 and December 31, 2010.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,033)	$100,017	$(101,050)	$—
Short	$7,303,697	$5,014,992	$2,288,705	$—
	$7,302,664	$5,115,009	$2,187,655	$—

Forwards
Long	$(461,757)	$—	$(461,757)	$—
Short	$2,005,611	$—	$2,005,611	$—
	$1,543,854	$—	$1,543,854	$—

September 30, 2011	$8,846,518	$5,115,009	$3,731,509	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,889,468	$4,419,143	$470,325	$—
Short	$(1,045,428)	$(294,956)	$(750,472)	$—
	$3,844,040	$4,124,187	$(280,147)	$—

Forwards
Long	$2,172,926	$—	$2,172,926	$—
Short	$(175,650)	$—	$(175,650)	$—
	$1,997,276	$—	$1,997,276	$—

December 31, 2010	$5,841,316	$4,124,187	$1,717,129	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended September 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector, on derivative instruments for the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(977,570)	$(2,324,630)
Currencies	22,706	86,835
Energy	233,680	6,341,029
Interest rates	2,796,819	1,243,640
Metals	6,770,358	6,181,720
Stock indices	992,732	(238,133)

Total	$9,838,725	$11,290,461

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$4,726,378	$4,646,008
Currencies	1,293,152	(1,546,216)
Energy	(563,395)	(14,516,471)
Interest rates	236,998	2,817,339
Metals	(1,041,489)	(6,245,169)
Stock indices	(1,784,313)	(11,158,879)

Total	$2,867,331	$(26,003,388)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Sunrise is sufficient to detect any such intervention is needed.

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

5.   RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended September 30, 2011 are paid on behalf of the Partnership by the Sponsor.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2010	$304.3271	$301.2208	$307.9271	$306.4419	$266.4390	$262.7351	$253.2554	$256.1866	$264.3506
2011	$288.6250	$297.7954	$293.7558	$306.9529	$288.3932	$281.6155	$281.2604	$282.6780	$299.4734

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) equity in its trading account, consisting of cash including restricted cash, and unrealized gain net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Partnership capital decreased 12.41% from $150,455,350 to $131,786,554.  This decrease was attributable to the net gain from operations of $5,187,564, coupled with the redemption of 82,578 Redeemable Units of Interest resulting in an outflow of $23,876,738.  The cash outflow was offset with cash inflow of $20,378 due to subscriptions of 69 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Partnership conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2011 to September 30, 2011

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

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The year started with a substantial price correction in high yielding currencies, in particular, the South African rand. The South African rand currency fell against the U.S. Dollar which caused losses for the trading program. The British pound moved higher against the trading program’s positions and also contributed to the losses. Losses were posted to the Partnership in the middle of the quarter. The U.S. dollar initially strengthened, but came under pressure against most major and minor currencies during the second half of February. Small profits from the trading program’s short positions in the U.S. dollar trades against minor currencies were offset by losses from major currency cross rates. Losses were posted to the Partnership at the end of the quarter. The Japanese yen experienced some wild swings in value, but eventually moved lower against the U.S. dollar and other currencies, possibly a result of coordinated intervention by the central banks.

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

July 1, 2011 to September 30, 2011

The Partnership experienced a net profit of $ 9,838,725 before brokerage commissions and related fees in the third quarter of 2011. The Partnership’s profits were primarily attributable to the metals, interest rates, stock indices, energy, and currency sectors posting profits. The agriculture sector posted losses.

The metals sector posted profits to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter. Gold was the highlight of the month as prices pushed to new all-time highs. Profits were posted to the Partnership in the middle of the quarter as gold was the biggest beneficiary of the financial system turmoil. Prices reached new record highs and despite a significant mid-month pullback the market eventually turned upward and resumed its trend. Profits continued to be posted to the Partnership at the end of the quarter. Steep declines in commodity markets translated into profitable performance for the trading program’s base metals. Many of these trades were initiated in September when prices fell through important technical levels. Copper was the best performing market. The drop in copper prices was also significant from the fundamental perspective because the metal is considered a good indicator of global economic growth. Meanwhile, gold futures posted losses for the month. Despite the fact that gold enjoyed a special status as a safe haven from financial crisis and trended higher for much of this year, the market suddenly switched direction and fell along with other assets. A large portion of the trading program’s long gold positions had already been liquidated on profit taking prior to September, with the balance stopped out while still profitable.

The interest rate sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the interest rate sector was basically flat as profits from the U.S. market were offset by losses in European markets. Profits were posted to the Partnership in the middle of the quarter as yields fell to historic lows and prices rallied. They found good support in the U.S. Federal Reserve’s decision to keep interest rates near zero through 2013. Profits were posted to the Partnership at the end of the quarter. The U.S. Federal Reserve announced its economic stimulus plan to sell short dated instruments and buy an equal amount of longer dated U.S. Treasury bonds, which sent the yield on longer term bonds to record lows.

The stock indices posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter  as the Partnership navigated the financial market’s ups and downs by maintaining defensive positions, (i.e. being light or neutral in global stock index futures), thus lowering their negative impact on performance.  Profits were posted to the Partnership in the middle of the quarter. Trading in the equity sector was profitable due to European stock indices as they suffered heavy declines during the month. In an effort to control volatility, several European governments announced a ban on short selling of some of their equity products, including stock index futures. Profits were posted to the Partnership at the end of the quarter. Equity markets suffered sharp declines during the month. They made a meaningful contribution to profits, especially from positions in European stock index futures.

The energy sector posted profits to the Partnership.  Losses were posted to the Partnership at the beginning through the middle of the quarter due to a quick decline in oil prices. Profits were posted to the Partnership at the end of the quarter as steep declines in commodity markets translated into profitable performance for the Partnership’s energy positions.

The currency sector posted profits to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter. In the currency sector, the Swiss franc benefited from its safe haven status and hit a record high against the U.S. dollar, the British pound and other currencies. It turned out to be the best performer for the trading program. The Japanese yen was profitable as well. It moved up to a 4-month high against the U.S. dollar, possibly a sign of Japan’s progress in recovering from this spring’s earthquake and nuclear disaster. Minor currencies, such as the New Zealand dollar and Singapore dollar also gained against the U.S. currency and recorded positive performance for the month. The U.S. dollar tumbled across the board as expectations were growing that the U.S. might suffer a credit rating downgrade.  Losses were posted to the Partnership in the middle of the quarter. The Swiss franc was the best market in the sector. It initially trended higher in favor of the trading program’s long positions, then retreated sharply and triggered exit signals. The Australian dollar was the worst performer. Profits were posted to the Partnership at the end of the quarter. After rallying for much of the year, emerging market currencies such as the Brazilian real and South African rand joined the sell-off and contributed positively to performance. Also included among the winners were Japanese yen cross rates that benefited from the falling Euro, the Swiss franc and the British pound.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Cotton prices dropped dramatically in July, which benefited the trading program’s short positions. Perceptions of higher crops were among the factors behind the falling prices. Trading in agricultural commodities was negative except for the corn market. Corn futures soared on weather concerns and produced profits which were not enough to offset losses posted to the Partnership in the middle of the quarter. Profits were posted to the Partnership at the end of the quarter. Steep declines in commodity markets translated into profitable performance for the trading program’s grains positions.

January 1, 2010 to September 30, 2010

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine months ended September 30, 2011 and 2010, the Partnership’s average capitalization was $141,096,314 and $173,804,352, respectively.

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$674,101	0.48%	$2,136,569	$101,010
Metals	1,497,828	1.06%	4,305,946	415,617
Stock Indices	287,837	0.20%	433,048	122,933
Interest Rates	217,482	0.15%	552,824	3,431
Energy	2,570,150	1.82%	5,309,438	313,906
Agricultural Commodities	803,018	0.57%	1,624,673	381,375

TOTAL	$6,050,416	4.28%	$14,362,498	$1,338,272

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,780,406	1.08%	$3,338,741	$403,254
Metals	1,409,476	0.85%	3,388,987	392,690
Stock Indices	2,056,348	1.25%	5,056,574	55,171
Interest Rates	596,661	0.36%	1,423,969	89,733
Energy	1,250,294	0.76%	3,143,563	205,731
Agricultural Commodities	3,358,000	2.04%	6,484,758	1,368,716

TOTAL	$10,451,185	6.34%	$22,836,592	$2,515,295

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2011 by market sector.

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

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Hang Seng and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and corn accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of September 30, 2011. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2011.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-11	$—	—	$287.9143
Feb-11	—	—	288.6250
Mar-11	—	—	297.7954
Apr-11	—	—	293.7558
May-11	9,822	32	306.9529
Jun-11	5,768	20	288.3932
Jul-11	4,787	17	281.6155
Aug-11	—	—	281.2604
Sep-11	—	—	282.6780
Oct-11	68,879	230	299.4734

(b)  Not applicable.

(c)  Not applicable.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            (Removed and Reserved)

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)