Form 10-K/A
period 2010-12-31
ML SELECT FUTURES I LP
filed 2012-01-27
CIK 1100878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(x) Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2010

or

(  ) Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

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
(Zip Code)

       212-449-3517
(Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __  No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes __  No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __	Accelerated filer __

Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes __ No  X

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2011, limited partnership units with a Net Asset Value of $179,341,685 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Select Futures I L.P. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Form 10-K”), with respect to Item 15 (Exhibits and Financial Statement Schedules), to re-file the reports of the independent registered public accounting firms, which have been amended.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2011.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Statements of Financial Condition as of December 31, 2010 and 2009

For the years ended December 31, 2010, 2009 and 2008:
Statements of Operations
Statements of Changes in Partners’ Capital

Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K/A have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Form 10-K/A:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Select Futures I L.P.

Exhibit 3.01:
Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on April 30, 2003 (the “Initial Registration Statement”).

3.02	ML Select Futures I L.P. Eleventh Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02:
Is incorporated by reference from Exhibit 3.02(a) contained in Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-50269) under the Securities Exchange Act of 1934, filed on October 11, 2007.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Initial Registrant’s Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.02 contained in the Initial Registration Statement.

13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, General Partner

By:	/s/ Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date:  January 27, 2012

ML SELECT FUTURES I L.P.

2010 FORM 10-K/A

Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications