Form 10-K
period 2011-12-31
ML SELECT FUTURES I LP
filed 2012-03-23
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

As of February 29, 2012, limited partnership units with a Net Asset Value of $113,246,254 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:   Business

(a)                                 General Development of Business:

ML Select Futures I L.P. (the “Partnership) was organized under the Delaware Revised Uniform Limited Partnership Act on August 4, 1995. The Partnership commenced trading activities in April 1996. The Partnership was formerly known as ML Chesapeake L.P.  The Partnership engages in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and general partner (“General Partner”) of the Partnership.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

Sunrise Capital Partners, LLC (“Sunrise” or the “Trading Advisor”) is the trading advisor of the Partnership.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  Sunrise replaced Chesapeake Capital Corporation as the trading advisor of the Partnership in July 1998.  The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.  The Trading Program applies trend-following systems to a broadly-diversified portfolio of futures and forwards, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S interest rates, U.S. and non-U.S. stock indices, currencies and their cross rates (collectively, “Commodity Interests”), see “Trading Advisors’ Trading Program,” below.

The Partnership issues limited partnership units (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2011, the capitalization of the Partnership was $119,304,071 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $284.1791

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.4906 (November 30, 2009) and the lowest was $127.0118 (July 31, 1998).

(b)                                 Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Partnership does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Partnership upon notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) MLAI may terminate the advisory agreement upon 24 hours’ notice; (ii) the Trading Advisor may terminate the advisory agreement upon 20 days’ notice as of any month-end if (a) the Trading Advisor notifies MLAI of a proposed material change to the strategies to be used in the Trading Advisor’s managing the Partnership’s account and MLAI instructs the Trading Advisor not to implement such change, (b) the Trading Advisor has determined to cease managing any customer accounts, (c) the Trading Advisor’s instructions are overridden, or (d) the Partnership has a Net Asset Value as of the close of business on any day less than $1 million; and (iii) MLAI may terminate the advisory agreement as a result of a material breach by the Trading Advisor, or the Trading Advisor may terminate the advisory agreement as a result of a material breach by MLAI or the Partnership.

Trading Advisor’s Trading Program

The Trading Advisor’s Trading Program attempts to detect a trend, or lack of a trend, with respect to a particular Commodity Interest by analyzing price movement and volatility over time.  This program consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.  These systems will generate a signal to sell a “short” contract or purchase a “long” contract based upon their identification of a price trend in the particular Commodity Interest.  If the systems do not detect a price trend, a “neutral” trading signal will be generated.  While this neutral signal is designed to filter out high-risk “whipsaw” markets, it is successful on only a limited basis.  Successful speculative commodity trading employing trend-following techniques, such as The Trading Advisor’s system, depends to a large degree upon not trading in non-directional markets.  Accordingly, to the extent that this “neutral” trading signal is not generated during a non-trending market, trading would likely be unprofitable.

Long-term, trend-following trading systems, such as those employed by The Trading Advisor, will seldom effect market entry or exit at the most favorable price in the particular market trend.  Rather, this type of trading system seeks to close out losing positions quickly and to hold portions of profitable positions for as long as the trading system determines that the particular market trend continues to offer reasonable profit potential.  The number of losing transactions may exceed substantially the number of profitable transactions.  However, if The Trading Advisor’s approach is successful, these losses should be more than offset by gains.  In using this trading methodology, it is anticipated that The Trading Advisor will commit to margin between 5% and 30% of assets managed.  Margin requirements may from time to time exceed this range.

While the Trading Advisor relies on mechanical technical trading systems in making investment decisions using the methodology described, the overall strategy does include the latitude to depart from this approach if market conditions are such that, in the opinion of The Trading Advisor, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

There may, occur instances in which The Trading Advisor will override the trading system to decrease market exposure.  Any modification of trading instructions could adversely affect the profitability of an account.  Among the possible consequences of such a modification would be (1) the entrance of a trade at a price significantly worse than a system’s signal price, (2) the complete negation of a signal which subsequently would have produced a profitable trade or (3) the premature termination of an existing trade.

A technical trading system consists of a series of fixed rules applied systematically.  However, the system still requires that The Trading Advisor make certain subjective judgments.  For example, The Trading Advisor must select the markets it will follow and Commodity Interests it will actively trade, along with the contract months in which it will maintain positions.  The Trading Advisor must also subjectively determine when to liquidate positions in a contract month which is about to expire and initiate a position in a more distant contract month.

The Trading Program may follow approximately 60 different markets.  These markets may include, but are not limited to, precious and industrial metals, grains, energy products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices, minor currencies, major currencies and their cross rates.

Commodity Interests currently included in the Trading Program are:

•                  Major Currencies:  British Pound, Swiss Franc, Japanese Yen, Euro Currency

•                  Minor Currencies: Australian Dollar, New Zealand Dollar, Swedish Krona, South African Rand, Singapore Dollar

•                  Currency Cross Rates (IMM/Interbank): Euro/Yen, Swiss Franc/Yen, British Pound/Yen, British Pound/Swiss Franc, Euro/British Pound

•                  Metals:  Gold, Silver, Copper, Aluminum, Nickel, Zinc

•                  Indices:  E-Mini S&P 500, DAX Stock Index, Nikkei 225 Stock Index, Amsterdam EOE, EuroStoxx, E-Mini Nasdaq, Topix

•                  Interest Rates:  Treasury Bonds, Treasury Notes, Eurodollars, Euro Bund, Euro BOBL, Euroyen, Japanese Government Bonds, 3 Month Euribor, 3 Month Euroswiss, 90-Day Australian Bank Accepted Bill, 3 Month Canadian Bankers’ Acceptance, EuroSchatz

•                  Energy:  Crude Oil, Brent Crude Oil, Gas Oil, Heating Oil, Unleaded Gas, Natural Gas

•                  Grains: Soybeans, Soymeal, Corn, Wheat

•                  Softs:  Coffee, Sugar

•                  Fiber:  Cotton

Although the Trading Advisor’s Trading Program is continually evolving, there was no fundamental or material change to the Trading Program during the 2011 fiscal year.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Partnership are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Partnership has no employees.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2011 and 2010 are as follows:

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Partners’ Capital	Contracts/Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(641)	$(962,910)	-0.81%	$(962,910)	-0.81%	March 12 - June 12
Currencies	36,805,645	467,077	0.39%	(163,173,387)	(178,630)	-0.15%	288,447	0.24%	March 12
Interest rates	378	223,111	0.19%	(285)	3,149	0.00%	226,260	0.19%	March 12 - June 12
Energy	—	—	0.00%	(34)	54,740	0.05%	54,740	0.05%	January 12
Metals	7	(3,993)	0.00%	(269)	113,371	0.10%	109,378	0.10%	February 12 - March 12
Stock indices	—	—	0.00%	(340)	136,943	0.11%	136,943	0.11%	January 12 - March 12

Total		$686,195	0.58%		$(833,337)	-0.70%	$(147,142)	-0.12%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Partners’ Capital	Contracts/Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	348	$1,762,786	1.17%	—	$—	0.00%	$1,762,786	1.17%	March 11
Currencies	1,330,860,517	2,355,094	1.57%	(497,146,287)	(171,750)	-0.11%	2,183,344	1.46%	March 11
Interest rates	—	—	0.00%	(780)	(253,496)	-0.17%	(253,496)	-0.17%	March 11 - December 11
Energy	405	757,124	0.50%	(28)	(45,360)	-0.03%	711,764	0.47%	January 11 - February 11
Metals	380	2,127,230	1.41%	(165)	(750,472)	-0.50%	1,376,758	0.91%	January 11 - March 11
Stock indices	530	60,160	0.04%	—	—	0.00%	60,160	0.04%	January 11 - March 11

Total		$7,062,394	4.69%		$(1,221,078)	-0.81%	$5,841,316	3.88%

No individual contract’s unrealized profit or loss comprised greater than 5% Members’ Capital as of December 31, 2011 and 2010.

Market Types

The Partnership trades on a variety of United States and foreign futures exchanges.  Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange (“F/X”) markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S. regulated and non-regulated differ substantially from time to time, as well as over time.  The Partnership has no policy restricting its relative commitment to any of these different types of markets.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other over-the-counter (“OTC”) instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 30% of the Partnership’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Partnership’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Partnership assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Partnership’s futures clearing broker. MLPF&S is an affiliate of Bank of America. Certain of the Partnership’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Partnership cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Partnership, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Partnership’s assets, including as prime brokers.

Cash Management and Interest

The Partnership generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Partnership, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Partnership does not earn interest income on, the Partnership’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Partnership’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Partnership’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Partnership receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Partnership’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Partnership, may lend certain currencies to, and borrow certain currencies from the Partnership.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Partnership during 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Wrap Fee	$7,959,412	5.83%	$9,258,996	5.74%	$11,199,661	5.69%
Profit Shares	—	0.00%	—	0.00%	2,137,349	1.09%
Total Expenses	$7,959,412	5.83%	$9,258,996	5.74%	$13,337,010	6.78%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Partnership on it forward trading, (ii) brokerage commissions, or (iii) the benefits which may be derived by BAC from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S. id-ask spreads and brokerages commissions are components of the trading profit or loss of the Partnership rather than a distinct expense item separable from the Partnership’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Partnership’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.

The Partnership’s average month-end Net Assets during 2011, 2010 and 2009 equaled $136,420,002, $161,221,838 and $196,776,157, respectively.

During 2011, 2010 and 2009 the Partnership earned $85,533, $220,830 and $326,337 in interest income, or approximately 0.06%, 0.14% and 0.17% of the Partnership’s average month-end Net Assets.

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

MLPF&S	Use of Partnership assets	BAC may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative fees

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

23% of any New Trading Profits generated by the Partnership. “New Trading Profits” means the increase, if any, in cumulative net trading profits as of the end of any calendar year over the previous all-time high in cumulative net trading profits as of the end of any previous calendar year. New Trading Profits include all net trading profits but not interest income and after reduction for 3.75% of the brokerage commission.

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

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts may become subject to governmental regulation, see Item 1A “Risk Factors-“Regulatory Changes Could Restrict the Partnership’s Operations.”

Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, (the “Securities Exchange Act”), the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

(d)          Financial Information about Geographic Areas

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries.

The Partnership trades on a number of foreign commodity exchanges.  The Partnership does not engage in the sales of goods or services.

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that Sunrise’s trading strategy will produce profitable results.  The performance of the Partnership is entirely unpredictable, and the past performance of the Partnership as well as of Sunrise is not necessarily indicative of their future results.  There can be no assurance that the performance of the Partnership will achieve its investment objectives or avoid substantial or total loss.

The price data which Sunrise has researched in developing its programs may not reflect the changing dynamics of future markets, and if it does not, the Expanded Diversified Program would have little chance of being profitable.  An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated.  Not all of these factors can be identified, much less quantified.  There can be no assurance that Sunrise will trade profitably for the Partnership.

The Large Size of the Partnership’s Trading Positions Increases the Risk of Sudden, Major Losses

The low margin requirements applicable to futures trading permit traders to use an extraordinarily high degree of leverage.  The Partnership may take positions with a face value of up to approximately 15 times the total equity of the Partnership.  Consequently, even small price movements can cause major losses.

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.  Additionally, Sunrise may initiate stop-loss orders on certain positions to limit downside exposure, there can be no assurance that any such stop-loss order will be executed at the desired price or time.  In any event, Sunrise anticipates that stop-loss orders will not be employed with respect to the majority of positions established for the Partnership.

Sunrise Analyzes Only Technical Market Data, Not Any Economic Factors External to Market Prices

The Sunrise programs focus exclusively on statistical analysis of market prices.  Technical strategies on information intrinsic to the market itself — prices, price patterns, volume, volatility, etc. — are used to determine trades.  Consequently, technical strategies can incur major losses when factors exogenous to the markets themselves — political events, natural catastrophes, acts of war or terrorism, etc. — dominate the markets.  During such periods, Sunrise’s historical price analysis could establish positions on the wrong side of the price movements caused by such events.

The likelihood of the Units’ being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices.

Notwithstanding the foregoing, market judgment and discretion generally play some part in all managed futures strategies.  To the extent Sunrise exercises subjective trading judgment, less consistent results may be produced than would be obtained in the absence of such judgment.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges impose limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities, including corn, oats, wheat, soybeans and cotton, and the U.S. commodities exchanges currently impose speculative position limits on many other commodities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

In October 2011, the CFTC adopted rules that, among other things, imposed separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Partnership, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Partnership hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Partnership’s case, if this aggregation is required, Sunrise may not be able to implement the Trading Program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing the Trading Program, or the Partnership may have to liquidate trading positions when Sunrise would otherwise not advise doing so, resulting in losses to the Partnership.

Any of the regulations discussed above could adversely affect the Partnership in certain circumstances.

The Partnership Trades in Unregulated Markets

The Partnership will trade currencies in the over-the-counter forward markets, in addition to in the futures markets.  None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates the inter-bank currency markets or trading in these markets.  As a principal portion of the Partnership’s currency forward trading may take place in these markets, prospective Investors must recognize that much of the Partnership’s activity takes place in unregulated markets rather than on futures exchanges or through “retail” foreign exchange markets subject to the jurisdiction of the CFTC or other regulatory bodies.  In addition, the Partnership is subject to counterparty risk in trading in these markets.

The funds of the Partnership on deposit with MLIB as F/X prime broker and with the currency forward counterparties with which the Partnership will trade will not be protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect of customer funds deposited with them.  In the event of MLIB’s or another F/X prime broker’s or counterparty’s insolvency or bankruptcy, the Partnership would be a general creditor without a priority claim.  As a result, its claim would be paid with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with such prime broker or counterparty.  The forward markets are well established.  However, it is impossible to predict how, given certain unusual market scenarios, the unregulated nature of these markets might affect the Partnership, and the events underlying the 2004 bankruptcy of Refco, Inc. and its related entities have underscored the risks of maintaining capital at unregulated entities.  For a more detailed description of counterparty risk, see “The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges,” below.

In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Although Sunrise anticipates that the Partnership’s forward trading will have a high degree of liquidity in normal circumstances, forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  The Partnership will not be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts which in Sunrise’s strategy were to have substantially “covered” the former.

The Reform Act amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Partnership to limit its currency forward counterparties to futures commission merchants and “retail foreign exchange dealers,” which would be a limited set of registered, regulated entities such as FCMs and banks.  Limiting the Partnership’s potential currency forward counterparties could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Partnership may engage for its currency forward transactions.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit such forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Partnership.

The Partnership May Trade Options

The Partnership may trade options on futures contracts.  Although successful options trading require many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

The Partnership May Engage in Exchange of Futures for Physicals Transactions

Sunrise may engage in exchange of futures for physical (“EFP”) transactions.  An EFP permits positions to be established in the forward or cash markets during off-hours when futures exchanges are closed or at prices different from those prevailing on the exchange, which positions are then exchanged for futures contracts.  The pricing of EFPs may, accordingly, vary from the pricing of exchange-traded futures, and additional transaction costs are included in exchanging the forward or cash position for the equivalent futures position.

Lack of the Types of Price Trends Which the Expanded Diversified Program Can Identify Will Cause Major Losses

The Partnership cannot trade profitably unless major price trends occur in at least certain markets that it trades.  Many markets are trendless most of the time.  In stagnant markets, in which such trends do not occur, Sunrise’s programs are likely to incur substantial losses.

The Danger to the Partnership of “Whipsaw Markets”

Often, the most unprofitable market conditions for the Partnership are in “whipsaw markets,” in which apparent trends develop but then quickly reverse.  In such conditions, the programs may establish a series of losing positions based on incorrectly identifying both the brief upward or downward price movements as trends.

Sunrise’s High Level of Equity Under Management Could Lead to Diminished Returns

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  Sunrise has not agreed to limit the amount of additional equity which it may manage, and although Sunrise’s equity under management is not at or near its all-time high, it may reach such level in the future.

The more money Sunrise manages, the more difficult it may be for Sunrise to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Large trades may result in more price slippage than smaller orders.

Risks Associated with Sunrise

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of Sunrise.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.  Sunrise may use certain executing brokers unaffiliated with MLPF&S.  In the event of a trading error, the Partnership may have no effective remedy against such executing brokers.

Changes in Trading Strategy

Sunrise may make material changes in its trading strategies without the knowledge of MLAI.  Particularly given the proprietary and/or systematic of many managed futures strategies, it is virtually impossible for MLAI to detect strategy changes.

Illiquid Markets Could Make It Impossible for Sunrise to Realize Profits or Limit Losses

In illiquid markets, certain positions held by the Partnership may become illiquid, preventing Sunrise from acquiring positions otherwise indicated by its strategy or making it impossible for Sunrise to close out positions against which the market is moving.  There are numerous factors which can contribute to market illiquidity, far too many for Sunrise to be able to predict.  There can be no assurance that a market which has been highly liquid in the past will not experience periods of unexpected illiquidity.

Most U.S. futures exchanges, for example, limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in such contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity.  Trading in the forward currency markets is currently not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

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

The Partnership Trades Extensively in Non-U.S. Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practice and Political Risks

The Expanded Diversified Program trades a great deal outside the United States.  From time to time, as much as 40% of the Partnership’s overall market exposure could involve positions taken on non-U.S. markets (excluding non-U.S. exchange transactions in U.S. markets).  Non-U.S. trading involves risks — including exchange-rate exposure, possible governmental intervention and lack of regulation — which U.S. trading may not.  In addition, the Partnership may not have the same access to certain positions on non-U.S. exchanges as do local traders, and the historical market data on which Sunrise bases its strategies may not be as reliable or accessible as it is in the United States.  Certain non-U.S. exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  The rights of clients in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Transactions on markets located outside the United States, including markets formally linked to a U.S. market, are not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.  For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In such cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Partnership has entered into a futures contract.  Trading on non-U.S. exchanges may involve the additional risks of: expropriation, burdensome or confiscatory taxation; moratoriums, non-U.S. currency, convertibility exchange or investment controls; and political or diplomatic disruptions.  Each of these actions might materially adversely affect the Partnership’s trading activities.  In trading on non-U.S. exchanges, the Partnership is also subject to the risk of changes in the exchange rates between the U.S. dollar and the currencies in which the non-U.S. contracts are settled.  The Partnership could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had Sunrise limited its trading to U.S. markets.  Further, U.S. regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-U.S. jurisdictions where transactions for the Partnership may be effected.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Partnership is subject to the risk of the insolvency of its counterparties, such as FX prime brokers, broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, including BAC, MLPF&S, MLIB and their affiliates.  Consequently, losses to the Partnership could develop and substantially affect performance if insolvency of any of these counterparties occurs.  Losses could be total or near total.  MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  In the event of an insolvency of such a dual registered entity, the distribution of FCM customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of broker-dealer customer funds would be governed by the U.S. Securities Investor Protection Act of 1970, as amended, and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

The Partnership’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Partnership’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency to occur, MLAI might decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.  Sunrise may be required to post collateral on margin for its foreign exchange transactions with foreign exchange dealers who are not required to segregate customer funds.  In the case of a counterparty’s bankruptcy or inability to satisfy substantial deficiencies in other customer accounts, Sunrise may recover, even in respect of property specifically traceable to Sunrise’s account, only a pro rata share of all property available for distribution to all of such counterparty’s customers.

Pursuant to CFTC regulations, MLPF&S, as the Partnership’s futures commission merchant, is required to segregate assets for on-exchange futures and options trading.  If the assets of the Partnership were not so segregated by MLPF&S, the Partnership would be subject to the risk of the failure of MLPF&S.  Even given proper segregation, in the event of the insolvency of MLPF&S, the Partnership may be subject to a risk of loss of its funds and would be able to recover only a pro rata share (together with all other commodity customers of MLPF&S) of assets, such as U.S. Treasury bills, specifically traceable to the account of the Partnership and its Investors.  In certain past commodity broker insolvencies, customers have, in fact, been unable to recover from the broker’s estate the full amount of their customer funds.  In addition, under certain circumstances, such as the inability of another client of MLPF&S or MLPF&S itself to satisfy substantial deficiencies in such other client’s account, the Partnership may be subject to a risk of loss of the assets on deposit with MLPF&S, even if such assets are properly segregated.  In the case of any such bankruptcy or client loss, the Partnership might recover, even in respect of property specifically traceable to the Partnership, only a pro rata share of all property available for distribution to all of MLPF&S’ clients.

Many of the markets in which Sunrise effects transactions are “over-the-counter” or “inter-dealer” markets.  The participants in these markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  Rather, the responsibility for performing under a particular transaction rests solely with the counterparty to such transactions.  To the extent Sunrise invests in swaps, derivatives or synthetic instruments or other over-the-counter transactions in these markets, Sunrise’s account is subject to the credit risk of the parties with which it trades and deposits collateral, including that of MLIB as F/X prime broker and counterparty.  In the event of MLIB’s or another F/X prime broker’s or counterparty’s insolvency or bankruptcy, the Partnership would be a general creditor without a priority claim.  As a result, its claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with such counterparty.  Sunrise’s account is also subject to the risk that a counterparty may not settle a transaction because such counterparty is unwilling or unable to do so (for example, because of a credit or liquidity problem affecting the counterparty), potentially resulting in significant losses — perhaps in respect of an offsetting position on which Sunrise’s account remains obligated to perform.

MLAI has limited control over selection of counterparties by Sunrise, and Sunrise is generally not restricted from dealing with any particular counterparty (regulated or unregulated) or from concentrating any or all of their transactions with a single counterparty or limited number of counterparties.  In addition, MLAI has no ability to assess the extent to which Sunrise maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Significant losses incurred by many investment funds in relation to the 2008 insolvency of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.

Market Disruptions; Government Intervention

The global financial markets — especially F/X markets — have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken such actions — these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Partnership may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Partnership from banks, dealers and other counterparties are typically reduced in disrupted markets.  Such a reduction may result in substantial losses to the Partnership.  Market disruptions may from time to time cause dramatic losses for the Partnership and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements a speculative, highly leveraged strategy.  From time to time, there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.

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

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulate clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Partnership.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Partnership may trade, to be cleared.  This may subject the Partnership, Sunrise, MLAI and/or the Partnership’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Partnership in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which Sunrise might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impact of the downgrade on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the Partnership’s financial condition and liquidity. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and the Partnership’s business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets.  In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of E.U. members. These factors could have an adverse effect on the Partnership.

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

Item 4:        Mine Safety Disclosures

Not applicable

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

(b)                                 Holders:

As of December 31, 2011, there were 1,197 holders of Units, including MLAI, with one Unit holder who owned 7.98% of the Partnership’s Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the following Units was MLPF&S.

During 2011, the Partnership issued Units as set forth in the following chart.

	Subscription
	Amount	Units	NAV
Jan-11	$—	—	$287.9143
Feb-11	—	—	288.6250
Mar-11	—	—	297.7954
Apr-11	—	—	293.7558
May-11	9,822	32	306.9529
Jun-11	5,768	20	288.3932
Jul-11	4,787	17	281.6155
Aug-11	—	—	281.2604
Sep-11	—	—	282.6780
Oct-11	68,879	230	299.4734
Nov-11	444,679	1,601	277.7507
Dec-11	14,760	52	283.8444
Jan-12	—	—	284.1791
Feb-12	124,865	456	273.8266

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

TRADING PROFIT (LOSS):
Realized	$12,292,987	$(13,126,930)	$16,697,398	$81,364,923	$13,343,726
Change in unrealized	(5,988,458)	1,981,160	(636,006)	(3,074,698)	(1,451,441)
Total trading profit (loss)	$6,304,529	(11,145,770)	16,061,392	78,290,225	11,892,285

INVESTMENT INCOME:
Interest	85,533	220,830	326,337	3,585,936	13,248,150

EXPENSES:
Wrap Fee	7,959,412	9,258,996	11,199,661	13,785,330	17,344,997
Profit Shares	—	—	2,137,349	15,939,202	671,266
Total expenses	7,959,412	9,258,996	13,337,010	29,724,532	18,016,263

NET INVESTMENT LOSS	(7,873,879)	(9,038,166)	(13,010,673)	(26,138,596)	(4,768,113)

NET INCOME (LOSS)	$(1,569,350)	$(20,183,936)	$3,050,719	$52,151,629	$7,124,172

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Partners’ Capital	$119,304,071	$150,455,350	$192,965,299	$215,554,694	$225,754,363
Net Asset Value per Unit	$284.1791	$287.9143	$320.4839	$314.1450	$250.5450

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the limited partners of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	250.2713	243.2364	233.1099	248.3032	257.0884	261.3951	246.2709	209.4865	223.0168	243.5428	245.3955	250.5450
2008	263.6769	286.4008	281.8904	275.7524	283.5640	289.4566	277.2528	269.6383	273.5805	305.7947	312.9660	314.1450
2009	309.5409	307.2376	298.0409	294.3268	302.0391	300.7773	307.6142	314.8120	315.6093	313.5396	326.4906	320.4839
2010	304.3271	301.2208	307.9271	306.4419	266.4390	262.7351	253.2554	256.1866	264.3506	279.5136	274.0284	287.9143
2011	288.6250	297.7954	293.7558	306.9529	288.3932	281.6155	281.2604	282.6780	299.4734	277.7507	283.8444	284.1791

ML SELECT FUTURES I L.P.

December 31, 2011

Type of Pool:  Single Advisor/Publicly-Offered/Non-”Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $560,166,354

Current Capitalization:   $119,304,071

Worst Monthly Drawdown(2):  (14.94)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (22.43)%  (December 2009 — December 2011)

Net Asset Value per Unit, December 31, 2011:   $284.1791

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	0.25%	(5.04)%	(1.47)%	5.24%	3.20%
February	3.18	(1.02)	(0.74)	8.62	(2.81)
March	(1.36)	2.23	(2.99)	(1.57)	(4.16)
April	4.49	(0.48)	(1.24)	(2.18)	6.52
May	(6.05)	(13.05)	2.62	2.83	3.54
June	(2.35)	(1.39)	(0.42)	2.08	1.68
July	(0.13)	(3.61)	2.27	(4.22)	(5.79)
August	0.50	1.16	2.34	(2.74)	(14.94)
September	5.94	3.19	0.25	1.46	6.46
October	(7.25)	5.74	(0.66)	11.77	9.20
November	2.19	(1.96)	4.13	2.35	0.76
December	0.12	5.07	(1.84)	0.38	2.10
Compound Annual Rate of Return	(1.30)%	(10.16)%	2.01%	25.38%	3.31%

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

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

Sunrise has been the Partnership’s sole Trading Advisor since July 1, 1998.  Sunrise is a trend-following trader, whose program does not attempt to predict price movements.  Sunrise’s Trading Program attempts to detect a trend, or lack of a trend, with respect to a particular Commodity Interest by analyzing price movements and volatility over time.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others.  The analysis is further complicated in that the Trading Program might recognize only certain types of trends and to apply only certain criteria of when a trend has begun.  Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which its program is designed to identify, Sunrise may miss the trend altogether.

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

December 31, 2011

Year ended December 31, 2011	Total Trading Profit (Loss)
Energy	$5,625,300
Currencies	(514,747)
Agricultural Commodities	(2,135,384)
Interest Rates	930,413
Stock Indices	(3,104,805)
Metals	5,503,752
$6,304,529

The Partnership experienced a net profit of $6,304,529 before brokerage commissions and related fees for the year ended December 31, 2011. The Partnership’s profits were primarily attributable to the energy, metals and interest rate sectors posting profits. The currencies, agriculture and stock indices sectors posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Worries about possible supply disruptions triggered considerable price movements in the energy market and helped Brent Crude oil prices break through the $100/barrel resistance level. Profits were posted to the Partnership in the middle of the first quarter. Political chaos in oil producing countries of the Middle East and North Africa injected new volatility into the market and raised new risks for the global economy. Oil prices shot higher as disruptions in crude oil production took a large amount of oil off the world market. The Brent crude contract for nearby delivery surpassed $110 per barrel. The first quarter ended with profits posted to the Partnership. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty.  Markets somewhat stabilized during the second half of the month of March and energies resumed their upward trend. Profits were posted to the Partnership at the beginning of the second quarter as positive performance resulted from long positions in energies. The rise in oil prices seemed to be driven by lingering concerns about supply disruptions in the Middle East and North Africa along with the weakening U.S. dollar. Losses were posted to the Partnership in the middle of the second quarter. The trading program liquidated a large amount of their remaining energy exposure during the first half of May. Losses were posted to the Partnership at the end of the second quarter as energies extended their decline further into June and the trading program liquidated a few remaining energy trades.  Losses were posted to the Partnership at the beginning through the middle of the third quarter due to a quick decline in oil prices. Profits were posted to the Partnership at the end of the third quarter as steep declines in commodity markets translated into profitable performance for the Partnership’s energy positions. Losses were posted to the Partnership at the beginning of the fourth quarter. In the energy sectors prices rose during the month of October and led either to liquidation or reduction of the trading program’s short positions. Profits were posted to the Fund in the middle through the end of the fourth quarter as the Fund’s position sizes were reduced during this period so as to lessen the impact of volatile price movements.

The metals sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. Precious metals experienced significant price retracements in January. Gold fell $100 off the high it posted at the beginning of the month which led to the liquidation of most of the Partnership’s gold positions. The trading program’s silver trade was also closed out in January, posting realized profits overall which was not enough to offset losses. Profits were posted to the Partnership in the middle of the first quarter. Precious metals seemed to be benefiting from higher levels of geopolitical risk. Gold resumed its upward momentum and pushed through $1400 an ounce. The silver price touched an all time high in February above $33 and ounce. Losses were posted to the Partnership at the end of the first quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Most equity markets initially moved lower, reversing the trends of previous months. Metals suffered pullbacks as they focused on potentially major economic consequences of these events. Profits were posted to the Partnership at the beginning of the second quarter as record levels were recorded in the precious metals sector. Gold futures broke through $1500 an ounce, silver prices soared to new 31 year highs and approached $50 a troy ounce. Both metals seemed to be well supported by a weaker U.S. dollar and rising inflationary fears. The trading program’s exposure to precious metals was reduced on profit taking. Losses were posted to the Partnership in the middle of the second quarter as silver suffered a substantial decline as its price fell from April highs of nearly $50 a troy ounce down to as low as $32. Fortunately, the trading program’s silver positions had been scaled back considerably prior to the May downturn and as a result, the trading program was able to liquidate the overall profitable trade with only a marginal loss for the month. Gold also retreated from record highs, but held up better than silver as prices bounced back later in the month. The trading program remained long gold positions throughout the month of May. Losses were posted to the Partnership at the end of the second quarter due to the uncertain economic environment in developed economies which seemed to be a driving force behind the June volatility. Profits were posted to the Partnership at the beginning of the third quarter as the price of gold reached new record highs. Profits were posted to the Partnership in the middle of the third quarter as gold was the biggest beneficiary of the financial system turmoil. Prices reached new record highs and despite a significant mid-month pullback the market eventually turned upward and resumed its trend. Profits continued to be posted to the Partnership at the end of the third quarter. Steep declines in commodity markets translated into profitable performance for the trading program’s base metals. Many of these trades were initiated in September when prices fell through important technical levels. Copper was the best performing market. The drop in copper prices was also significant from the fundamental perspective because the metal is considered a good indicator of global economic growth. Meanwhile, gold futures posted losses for the month. Despite the fact that gold enjoyed a special status as a safe haven from financial crisis and trended higher for much of 2011, the market suddenly switched direction and fell along with other assets. A large portion of the trading program’s long gold positions had already been liquidated on profit taking prior to September, with the balance stopped out while still profitable. Losses were posted to the Partnership at the beginning of the fourth quarter as prices rose during the month of October and led either to liquidation or reduction of the trading program’s short positions. Profits were posted to the Partnership in the middle of the fourth quarter. The trading program entered the month of November well positioned to benefit from a decline in industrial metals. Profits were posted to the Partnership at the end of the fourth quarter as the trading program initiated a small short position in gold and increased its short silver exposure in December.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. The interest rate sector was trading in a relatively tight range. Small profits were recorded in European short-term instruments on rising expectations for an interest rate increase in the Eurozone. Profits were posted to the Partnership in the middle of the first quarter only to be reversed at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Losses were posted to the Partnership at the beginning of the second quarter. Trading in interest rate futures generated negative results after prices turned against the trading program’s short positions. Losses were posted to the Partnership in the middle of the second quarter. The interest rate futures staged a rally in May, driving yields to the lowest point of the year and causing most of the trading program’s modest short trades to be stopped out with a loss. Losses were posted to the Partnership at the end of the second quarter. In June, the price behavior alternated between positive and negative risk sentiment based on encouraging or disappointing signals on Greece, the outlook for economic growth and the debt ceiling debate in the U.S. Losses were posted to the Partnership at the beginning of the third quarter as the interest rate sector was basically flat as profits from the U.S. market were offset by losses in European markets. Profits were posted to the Partnership in the middle of the third quarter as yields fell to historic lows and prices rallied as the U.S. Federal Reserve’s decision to keep interest rates near zero through 2013. Profits were posted to the Partnership at the end of the third quarter. The U.S. Federal Reserve announced its economic stimulus plan to sell short dated instruments and buy an equal amount of longer dated U.S. Treasury bonds, which sent the yield on longer term bonds to record lows. Losses were posted to the Partnership at the beginning of the fourth quarter. Solid profits generated by the trading program in September were completely relinquished during the highly volatile October. Losses were posted to the Partnership in the middle of the fourth quarter as trading in interest rates was slightly unprofitable. European bond yields moved higher, against the trading progam’s positions. Domestically, short-term rates initially went up, and then dropped at the end of the month as a result of coordinated action by six central banks to help troubled European banks secure short-term funding. The move erased earlier gains in the trading program’s short Eurodollar positions. Profits were posted to the Partnership at the end of the fourth quarter. European events also dominated the bond market. U.S. government bonds became more attractive as the outlook for Europe worsened. Buying interest drove prices higher and yields lower. Yields on the ten year note fell below 2%. Despite the dramatic expansion of our national debt and the loss of triple A credit rating, U.S. government instruments seem to be maintaining their status as a safe harbor investment.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The year started with a substantial price correction in high yielding currencies, in particular, the South African rand. The South African rand currency fell against the U.S. dollar which caused losses for the trading program. The British pound moved higher against the trading program’s positions and also contributed to the losses. Losses were posted to the Partnership in the middle of the first quarter. The U.S. dollar initially strengthened, but came under pressure against most major and minor currencies during the second half of February. Small profits from the trading program’s short positions in the U.S. dollar trades against minor currencies were offset by losses from major currency cross rates. Losses were posted to the Partnership at the end of the quarter. The Japanese yen experienced some wild swings in value, but eventually moved lower against the U.S. dollar and other currencies, possibly a result of coordinated intervention by the central banks. Profits were posted to the Partnership at the beginning of the second quarter as the U.S. dollar declined versus most major and minor currencies. The U.S. dollar hit new record lows against the Swiss franc and the Australian dollar. Several factors seemed to be conspiring against the U.S. currency. They included the widening of interest rate differentials in favor of other currencies as well as concerns over fiscal policy in the U.S.  During the month of April, the trading program increased its exposure to the downtrend in the U.S. dollar versus the South African rand, New Zealand dollar and Polish zloty, while taking profits on existing short U.S. dollar positions versus the Australian dollar, Swedish krona and Singapore dollar. Losses were posted to the Partnership in the middle of the second quarter as worries that Greece may soon default on its debts helped push the U.S. dollar higher against the Euro. Most major and minor currencies also seemed to be trading down against the U.S. dollar, generating losses for the trading program. The Swiss franc was the best performer. Solid performance of Switzerland’s economy most likely contributed to the currency’s strength. The quarter ended with profits posted to the Partnership due to profits from the Swiss franc and the Euro as they both gained against other major currencies. Profits were posted to the Partnership at the beginning of the third quarter as the U.S. dollar declined versus most major and minor currencies. The U.S. dollar hit new record lows against the Swiss franc and the Australian dollar. Several factors seemed to be conspiring against the U.S. currency. They included the widening of interest rate differentials in favor of other currencies as well as concerns over fiscal policy in the U.S.  During the month of April, the trading program increased its exposure to the downtrend in the U.S. dollar versus the South African rand, New Zealand dollar and Polish zloty, while taking profits on existing short U.S. dollar positions versus the Australian dollar, Swedish krona and Singapore dollar. Losses were posted to the Partnership in the middle of the third quarter as worries that Greece may soon default on its debts helped push the U.S. dollar higher against the Euro. Most major and minor currencies also seemed to be trading down against the U.S. dollar, generating losses for the trading program. The Swiss franc was the best performer. Solid performance of Switzerland’s economy most likely contributed to the currency’s strength. The third quarter ended with profits posted to the Partnership due to profits from the Swiss franc and the Euro as they both gained against other major currencies. Losses were posted to the Partnership at the beginning of the fourth quarter. The U.S. dollar weakened across the board. The Japanese yen rose to a new record high against the U.S. dollar, which prompted the Bank of Japan’s intervention to weaken their currency. The Euro currency surged on hopes that Europe is heading toward a solution to its debt crisis. These price movements negatively impacted the trading program and triggered partial liquidation of long U.S. dollar and long Japanese yen positions. Profits were posted to the Partnership in the middle of the fourth quarter. The U.S. dollar rose relative to the euro and some other major and minor currencies. Given Europe’s persistent problems, the U.S. currency seemed to have a comparative advantage and apparently attracted buyers as a safer choice.

The agriculture sector posted losses to the Partnership. Profits were posted to the Fund at the beginning of the first quarter. Price action in the agricultural sector was relatively subdued and produced marginal profits. Profits were posted to the Partnership in the middle of the first quarter only to be reversed at the end of the quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Agricultural commodities suffered pullbacks as they focused on potentially major economic consequences of these events. Profits were posted to the Partnership at the beginning of the second quarter only to be reversed in the middle of the quarter. In May markets endured a choppy month after prices turned against the established trends, negatively impacting the trading program’s performance. Losses were posted to the Partnership at the end of the second quarter as wheat was the best performer for the month but not enough to offset losses. Markets seemed to reflect the loss of momentum in the U.S. economy and renewed concerns about the European debt crisis. Losses were posted to the Partnership at the beginning of the third quarter. Cotton prices dropped dramatically in July, which benefited the trading program’s short positions. Perceptions of higher crops were among the factors behind the falling prices. Trading in agricultural commodities was negative except for the corn market. Corn futures soared on weather concerns and produced profits which were not enough to offset losses posted to the Partnership in the middle of the third quarter. Profits were posted to the Partnership at the end of the third quarter. Steep declines in commodity markets translated into profitable performance for the trading program’s grains positions. Losses were posted to the Partnership at the beginning of the fourth quarter as solid profits generated by the trading program in September were completely relinquished during the highly volatile October. Profits were posted to the Partnership in the middle of the fourth quarter as the trading program entered the month well positioned to benefit from a decline in agricultural. Losses were posted to the Partnership at the end of the fourth quarter as the agricultural commodities experienced an upward price correction during the second half of the month of December which caused some losses in the trading program’s short positions.

The stock indices posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Profits in equity markets appeared to be driven by a more optimistic view on economic growth. Profits were posted to the Partnership in the middle of the first quarter. The situation in the Middle East and North Africa prompted a large correction in the global equity market after the rally of the past few months. Despite the price correction, profits were posted to the Partnership due to the trading program’s long U.S. and European stock index futures. Losses were posted to the Partnership at the end of the first quarter. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty. Most equity markets initially moved lower, reversing the trends of previous months. Profits were posted to the Partnership at the beginning of the third quarter as trading in the equity sector generated profits. Domestic stocks advanced to multiyear highs in response to encouraging corporate earnings and prospects of low interest rates. As global equities moved higher, the trading program increased its exposure to the sector. Losses were posted to the Partnership in the middle of the third quarter as the trading program began unwinding long trades in equities. Losses continued to be posted to the Partnership at the end of the third quarter as equities extended their decline further into June. As a result the trading program reduced its equity exposure to 1% of the total portfolio risk. Losses were posted to the Partnership at the beginning of the fourth quarter. Equities broke out of their volatile trading range and rapidly moved higher. This price action was largely a function of European events and encouraging news about the U.S. economy, which grew in the 3rd quarter, might have also supported the rally. The trading program was stopped out of all their short equity trades in both domestic and foreign markets. Losses were posted to the Partnership in the middle of the fourth quarter. During the month of November global equities appeared to be driven down by persistent bad news out of Europe. Policy failures in the U.S. to reduce the country’s budget deficit also seemed to contribute to negative sentiment. The trading program maintained light exposure in Asian equities, but stayed neutral in European and U.S. stock index futures. Losses were posted to the Partnership at the end of the fourth quarter as the Partnership stayed largely neutral in domestic and European equities.

Total Trading
Year ended December 31, 2010	Profit (Loss)
Energy	$(13,777,007)
Currencies	1,131,043
Agricultural Commodities	10,848,627
Interest Rates	2,036,296
Stock Indices	(9,546,863)
Metals	(1,837,866)
$(11,145,770)

The Partnership experienced a net trading loss before related fees for the year ended December 31, 2010 of $11,145,770.  Profits were primarily attributable to the Partnership trading in the agriculture, currency and interest rate sectors posted profits while the metals, stock indices and energy sectors posted losses.

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

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by Sunrise is quantified below in terms of Value at Risk.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2011, 2010 and 2009. During the fiscal year 2011 the Partnership’s average capitalization was $136,420,002. During the fiscal year 2010 the Partnership’s average capitalization was $161,221,838. During the fiscal year 2009, the Partnership’s average capitalization was $196,776,157.

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$722,611	0.53%	$2,136,569	$101,010
Metals	1,626,213	1.19%	4,305,946	415,617
Stock Indices	280,197	0.21%	433,048	122,933
Interest Rates	179,017	0.13%	552,824	3,431
Energy	1,985,011	1.46%	5,309,438	192,556
Agricultural Commodities	1,037,323	0.76%	2,066,543	381,375

TOTAL	$5,830,372	4.28%	$14,804,368	$1,216,922

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,634,362	1.01%	$3,338,741	$403,254
Metals	1,065,389	0.66%	3,388,987	26,409
Stock Indices	1,590,343	0.99%	5,056,574	55,171
Interest Rates	523,753	0.32%	1,423,969	89,733
Energy	1,132,441	0.70%	3,143,563	205,731
Agricultural Commodities	3,251,376	2.02%	6,484,758	1,368,716

TOTAL	$9,197,664	5.70%	$22,836,592	$2,149,014

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

The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock, which was a related party to MLAI for a portion of the year. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

Interest Rates

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2011. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2011.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, Australian dollar, Swiss franc and Euros.

U.S. Dollar Cash Balance

The Partnership holds U.S. dollars only in cash at MLPF&S or BlackRock, which was a related party to MLAI for a portion of the year. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Sunrise, calculating the Net Asset Value of the Partnership account managed by Sunrise as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual. Sunrise applies its own risk management policies to its trading.

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

The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and BlackRock , which was a party to MLAI for a portion of the year, sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2011

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(4,981,476)	$9,852,553	$(3,727,892)	$5,246,877	$14,911,109	$2,924,307	$(23,804,535)	$(4,955,821)
Total Expenses	1,775,438	1,927,322	2,067,680	2,188,972	2,172,736	2,107,694	2,340,810	2,637,756
Net Income (Loss)	$(6,756,914)	$7,925,231	$(5,795,572)	$3,057,905	$12,738,373	$816,613	$(26,145,345)	$(7,593,577)

Net Income (Loss) per weighted average Unit	$(15.50)	$17.08	$(11.84)	$5.92	$23.58	$1.44	$(44.97)	$(12.69)

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2010, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:  Other Information

Not Applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of MLAI since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BOA Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of the MLPF&S’ Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML & Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for BAC’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2011, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $1,075,074.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                              Identification of Certain Significant Employees:

None.

(d)                             Family Relationships:

None.

(e)                              Business Experience:

See Items 10(a) and (b) above.

(f)                               Involvement in Certain Legal Proceedings:

None.

(g)                              Promoters and Control Persons:

Not applicable.

(h)                             Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Partnership nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.  There are no listed shares of the Partnership or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Partnership does not have any officers, managers or employees.  The Partnership pays brokerage commissions to an affiliate of MLAI and administrative fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by MLAI, its general partner).

(b)                             Security Ownership of Management:

As of December 31, 2011, MLAI owned 6,000 Unit-equivalent general partnership interests, which constituted 1.43% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

(c)                              Changes in Control:

None.

(d)                             Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                             Transactions between BAC and the Partnership

Some of the service providers to the Partnership are affiliates of BAC However, none of the fees paid by the Partnership to such BAC affiliates were negotiated and such fees charged to the Partnership might be higher than would have been obtained in arms-length negotiations.

The Partnership pays MLAI, MLPF&S and BAC affiliates substantial Wrap Fees as well as bid-ask spreads on forward currency trades.  The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Partnership.  MLAI controls the management of the Partnership and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

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

In 2011, the Partnership expensed:  (i) Wrap Fees of $7,959,412 to MLPF&S, which included $1,378,766 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $346,061 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                              Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)                             Transactions with Promoters:

Not applicable.

(e)                              Director Independence

No person who served as a manager of MLAI during 2011 would be considered an independent

(based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                             Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $98,000 and $88,200, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2011 or 2010 related to the Partnership.

(b)                             Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(c)                              All Other Fees

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	For the years ended December 31, 2011, 2010 and 2009:
	Statements of Operations	3
	Statements of Changes in Partners’ Capital	4

	Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	5

	Notes to Financial Statements	6

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of ML Select Futures I L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on April 30, 2003 (the “Registration Statement”).

3.02	ML Select Futures I L.P. Eleventh Amendment and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02(a) contained in Amendment No. 2 to the registrant’s Registration Statement on Form 10, filed on October 11, 2007.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SELECT FUTURES LIMITED PARTNERSHIP

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications