Form 10-Q
period 2012-03-31
ML SELECT FUTURES I LP
filed 2012-05-11
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 404,078 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $10,438,452 for 2012 and $7,624,023 for 2011)	$114,115,309	$122,672,228
Net unrealized profit on open futures contracts	2,288,583	353,629
Cash and cash equivalents	411,337	468,957
Other assets	9,388	—

TOTAL ASSETS	$116,824,617	$123,494,814

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$1,101,725	$175,598
Net unrealized loss on open forward contracts	30,088	325,173
Redemptions payable	3,081,253	3,100,626
Wrap fee payable	554,361	589,346
Other liabilities	81	—
Total liabilities	4,767,508	4,190,743

PARTNERS’ CAPITAL:

General Partner (6,000 Units and 6,000 Units)	1,663,893	1,705,074
Limited Partners (398,078 Units and 413,820 Units)	110,393,216	117,598,997

Total partners’ capital	112,057,109	119,304,071

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$116,824,617	$123,494,814

NET ASSET VALUE PER UNIT
(Based on 404,078 and 419,820 Units outstanding; unlimited Units authorized)	$277.3155	$284.1791

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(2,567,221)	$7,790,007
Change in unrealized, net	1,303,912	(2,593,196)

Total trading profit (loss), net	(1,263,309)	5,196,811

INVESTMENT INCOME (LOSS)

Interest, net	19,608	50,066

EXPENSES:

Wrap fee	1,657,465	2,188,972

Total expenses	1,657,465	2,188,972

NET INVESTMENT INCOME (LOSS)	(1,637,857)	(2,138,906)

NET INCOME (LOSS)	$(2,901,166)	$3,057,905

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	417,840	516,564

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(6.94)	$5.92

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	—	—	—	—

Net income (loss)	—	81,290	2,976,615	3,057,905

Redemptions	(25,455)	—	(7,482,824)	(7,482,824)

PARTNERS’ CAPITAL, March 31, 2011	497,115	$4,087,845	$141,942,586	$146,030,431

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	456	—	124,865	124,865

Net income (loss)	—	(41,181)	(2,859,985)	(2,901,166)

Redemptions	(16,198)	—	(4,470,661)	(4,470,661)

PARTNERS’ CAPITAL, March 31, 2012	404,078	$1,663,893	$110,393,216	$112,057,109

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011

Per Unit Operating Performance:

Net asset value, beginning of period	$284.1791	$287.9143

Realized trading profit (loss)	(6.1111)	15.0962
Change in unrealized, net	3.1673	(5.1223)
Interest income	0.0470	0.0978
Expenses (1)	(3.9668)	(4.2302)

Net asset value, end of period	$277.3155	$293.7558

Total Return:

Total return (2)	-2.42%	2.03%

Ratios to Average Partners’ Capital (1):

Expenses (2)	1.44%	1.45%
Net investment loss	-1.42%	-1.42%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value as of the beginning of each calendar month (see Item 2 for discussion of Net Asset Value). The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or “trading advisor”) is the trading advisor of the Partnership. Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner”) is the general partner of the Partnership.

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Partnership’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011, are as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	238	$197,377	0.18%	(268)	$423,878	0.38%	$621,255	0.56%	May 12 - August 12
Currencies	1,516,569	252,200	0.23%	(8,625,171)	(357,563)	-0.32%	(105,363)	-0.09%	June 12
Energy	501	(894,645)	-0.80%	(24)	68,640	0.06%	(826,005)	-0.74%	April 12 - May 12
Interest rates	35	6,826	0.01%	(272)	(15,040)	-0.01%	(8,214)	0.00%	June 12 - Sept 12
Metals	—	—	0.00%	(54)	116,405	0.10%	116,405	0.10%	May 12 - June 12
Stock indices	1,466	1,358,692	1.21%	—	—	0.00%	1,358,692	1.21%	April 12 - June 12

Total, net		$920,450	0.83%		$236,320	0.21%	$1,156,770	1.04%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(641)	$(962,910)	-0.81%	$(962,910)	-0.81%	March 12 - June 12
Currencies	36,805,645	467,077	0.39%	(163,173,387)	(178,630)	-0.15%	288,447	0.24%	March 12
Interest rates	378	223,111	0.19%	(285)	3,149	0.00%	226,260	0.19%	March 12 - June 12
Energy	—	—	0.00%	(34)	54,740	0.05%	54,740	0.05%	January 12
Metals	7	(3,993)	0.00%	(269)	113,371	0.10%	109,378	0.10%	February 12 - March 12
Stock indices	—	—	0.00%	(340)	136,943	0.11%	136,943	0.11%	January 12 - March 12

Total, net		$686,195	0.58%		$(833,337)	-0.70%	$(147,142)	-0.12%

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of March 31, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year is reported on the Statements of Operations.

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The Partnership has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$920,450	$920,450	$—	$—
Short	266,408	137,553	128,855	—
	1,186,858	1,058,003	128,855	—

Forwards
Long	—	—	—	—
Short	(30,088)	—	(30,088)	—
	(30,088)	—	(30,088)	—

March 31, 2012	$1,156,770	$1,058,003	$98,767	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$691,525	$695,518	$(3,993)	$—
Short	(513,494)	(497,885)	(15,609)	—
	178,031	197,633	(19,602)	—

Forwards
Long	(5,330)	—	(5,330)	—
Short	(319,843)	—	(319,843)	—
	(325,173)	—	(325,173)	—

December 31, 2011	$(147,142)	$197,633	$(344,775)	$—

The Partnership’s volume of trading forwards and futures as of the period and year ended March 31, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the quarter ended March 31, 2012.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2012 and 2011:

	For the three months ended	For the three months ended
	March 31, 2012	March 31, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$1,029,689	$(120,999)
Currencies	(3,729,859)	(1,710,208)
Energy	948,355	8,508,432
Interest rates	(636,484)	(283,495)
Metals	(2,414,728)	(1,190,837)
Stock indices	3,539,718	(6,082)

Total, net	$(1,263,309)	$5,196,811

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse MLPF&S or other BAC entities.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Sunrise is sufficient to detect if any such intervention if needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  The Partnership attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Partnership.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended March 31, 2012 are paid on behalf of the Partnership by the Sponsor.

6.               SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Partnership.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2011	$288.6250	$297.7954	$293.7558
2012	$273.8266	$272.7583	$277.3155

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 6.07% from $119,304,071 to $112,057,109.  This decrease was attributable to the net loss from operations of $2,901,166 coupled with the redemption of 16,198 Redeemable Units of Interest resulting in an outflow of $4,470,661.  The cash outflow was offset with cash inflow of $124,865 due to subscriptions of 456 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition. Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statement of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1. 2012 to March 31, 2012

The Partnership experienced a net loss of $1,263,309 before brokerage commissions and related fees in the first quarter of 2011. The Partnership’s profits were primarily attributable to the stock indices, agriculture and the energy sectors posting profits. The interest rates, metals and the currencies sectors posted losses.

The stock indices sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. After last year’s wild swings, equity markets had a strong start to the year and moved steadily higher. Positive data from the U.S., China and even Europe helped drove stock prices higher. The trading program exited all of its remaining short trades and initiated new long positions in both domestic and foreign equity markets. Profits were posted to the Partnership in the middle of the quarter. A two month rally, driven in large part by an improving U.S. economic outlook and a stabilizing European debt situation, ultimately challenged the technically (and psychologically) important 13,000 level. Among the equity positions, the NASDAQ was the best performing market for the Trading program’s strategy. Profits were posted to the Partnership at the end of the quarter. The U.S. equity markets continued to trend in March, moving up without a meaningful retracement. An improving U.S. economy combined with an increase in investor confidence and signs of stabilization in Europe appear to be influencing this rally.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as the winter’s unusually warm climate across much of the country has disrupted the seasonal trading patterns, ultimately causing prices to drop further. Trading in coffee was profitable as the coffee prices continued to decline on expectations of a record crop in Brazil, the world’s largest producer. Profits were posted to the Partnership in the middle of the quarter as coffee prices ended the month of February lower, in favor of short positions which were driven by its own, weather related fundamentals. Profits were posted to the Partnership at the end of the quarter. The coffee market remained in a downward trend, which contributed to profits. Since hitting a near record high price in 2011, coffee prices have fallen on expectations of an extra-large Brazilian crop, the world’s largest coffee producer.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Short natural gas positions posted profits in January. Prices dropped to their lowest level in 10 years. Overall, the boom in low-cost natural gas from shale has suppressed prices in recent months. In addition, the market appeared to be anticipating storage cost increases on the horizon as stored inventories continue to build. Losses were posted to the Partnership in the middle of the quarter. Energy prices rallied as tensions with Iran raised fears about a possible supply disruption and/or military conflict. The Iran situation had a more pronounced impact on Brent Crude as compared to West Texas Intermediate, because the Eurozone is one of Iran’s biggest markets for its oil. The price of U.S. oil lagged behind that of Brent Crude, which rose above $125 per barrel in February while West Texas Intermediate stayed below the $110 level. During the last three days of February energy prices retreated by more than which caused the sector to finish the month with a minor loss. Nevertheless, rising oil prices seem to be a key fundamental risk factor for the global economy. Unfortunately, geopolitical risks coming from the Middle East still have an oversized impact on oil prices. Profits were posted to the Partnership at the end of the quarter. Gasoil and Unleaded Gas (RBOB) finished the month of March higher and generated profits, while Brent Crude traded sideways and posted only marginal gains. Trading in natural gas was also profitable. The market has been chronically oversupplied and prices continued to weaken.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Following the U.S. Federal Reserve’s announcement, interest rate futures rallied, pushing yields lower. Yields for 5-year Notes fell to an all-time low of 0.752%. Losses were posted to the Partnership in the middle through the end of the quarter. During the first half of the month of March, U.S. interest rates moved higher. This rate rise triggered a liquidation of the Trading program’s remaining exposure in domestic interest rate futures, which caused negative performance.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The Partnership liquidated a substantial portion of their short positions in metals as prices bounced back from their December lows. Losses were posted to the Partnership in the middle through the end of the quarter due to volatility in the market.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the U.S. dollar reversed course over the second half of January and weakened across the board. The Euro initially touched a 16-month low against the U.S. dollar and then climbed back above $1.30. Losses were posted to the Partnership in the middle of the quarter. The currency sector suffered from price reversals against established market trends, particularly in the Euro and the Japanese yen. The Euro staged a rally as optimism about Greece sent the currency to a three month high against the U.S.

dollar and the Euro trades were partially liquidated as a result. The Japanese yen fell against the U.S. dollar after the Bank of Japan injected more money into the economy, applying downward pressure on the Japanese yen. This is merely the Bank of Japan’s most recent effort to weaken the Japanese yen: Japan intervened three times last year to weaken the Japanese yen in the face of a post-World War II record high against the U.S. dollar (in October last year). Consequently, the Partnership was stopped out of all of its long Japanese yen positions. The Partnership also liquidated most of the short positions in minor currencies as they moved higher against the U.S. dollar. Losses were posted to the Partnership at the end of the quarter.  The U.S. dollar initially benefited from higher yields and gained against other currencies; however, the U.S. dollar came under pressure during the second half of March. The Partnership maintained a very low exposure in the currency sector during this month due to a lack of any sustained trends.

January 1, 2011 to March 31, 2011

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the three months ended March 31, 2012 and 2011, the Partnership’s average capitalization was approximately $114,770,435 and $149,403,141, respectively.

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$299,401	0.26%	$363,826	$220,948
Metals	330,778	0.29%	401,955	244,104
Stock Indices	3,860,872	3.36%	4,691,664	2,849,206
Interest Rates	23,341	0.02%	28,364	17,225
Energy	2,347,184	2.05%	2,852,257	1,732,150
Agricultural Commodities	1,765,361	1.54%	2,145,236	1,302,783

TOTAL	$8,626,937	7.52%	$10,483,302	$6,366,416

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$136,054	0.09%	$157,736	$101,010
Metals	559,811	0.37%	649,022	415,617
Stock Indices	373,523	0.25%	433,048	277,313
Interest Rates	4,620	0.00%	5,356	3,430
Energy	4,579,631	3.07%	5,309,437	3,400,031
Agricultural Commodities	604,114	0.40%	700,386	448,509

TOTAL	$6,257,753	4.18%	$7,254,985	$4,645,910

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2012 by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes positions in the government debt of smaller nations (e.g., Australia).  MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, NASDAQ, DJIA and OMX S30 equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, rubber and cotton accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2012. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2012.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Hong Kong dollar and South African rand.

U.S. Dollar Cash Balance

The Partnership holds U.S. dollars in cash at MLPF&S and MLIB. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4.    Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-12	$—	—	$284.1791
Feb-12	124,865	456	273.8266
Mar-12	—	—	272.7583
Apr-12	50,000	180	277.3155

(b)      Not applicable.

(c) Not applicable.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Mine Safety Disclosures

Not applicable.

Item 5.                                     Other Information

None.

Item 6.                                     Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02: Are filed herewith.

32.01 and

32.02         Section 1350 Certifications

Exhibit 32.01

and 32.02     Are filed herewith.

Exhibit 101  Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.
.

	By	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)