Form 10-Q
period 2012-06-30
ML SELECT FUTURES I LP
filed 2012-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-50269

ML SELECT FUTURES I L.P.

(Exact Name of Registrant as
specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 30, 2012, 373,271 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:

Equity in commodity trading accounts:
Cash (includes restricted cash of $9,902,775 for 2012 and $7,624,023 for 2011)	$94,185,658	$122,672,228
Net unrealized profit on open futures contracts	369,076	353,629
Net unrealized profit on open forwards contracts	176,016	—
Cash	359,131	468,957
Other assets	6,829	—

TOTAL ASSETS	$95,096,710	$123,494,814

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$2,294,994	$175,598
Net unrealized loss on open forward contracts	786,082	325,173
Redemptions payable	1,891,587	3,100,626
Wrap fee payable	440,908	589,346
Other liabilities	44	—
Total liabilities	5,413,615	4,190,743

PARTNERS’ CAPITAL:

General Partner (6,000 Units and 6,000 Units)	1,441,574	1,705,074
Limited Partners (367,271 Units and 413,820 Units)	88,241,521	117,598,997

Total partners’ capital	89,683,095	119,304,071

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$95,096,710	$123,494,814

NET ASSET VALUE PER UNIT
(Based on 373,271 and 419,820 Units outstanding; unlimited Units authorized)	$240.2625	$284.1791

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(9,253,298)	$(744,453)	$(11,820,519)	$7,045,554
Change in unrealized, net	(3,692,754)	(3,000,622)	(2,388,842)	(5,593,818)

Total trading profit (loss), net	(12,946,052)	(3,745,075)	(14,209,361)	1,451,736

INVESTMENT INCOME (LOSS)

Interest, net	21,727	17,183	41,335	67,249

EXPENSES:

Wrap fee	1,472,882	2,067,680	3,130,347	4,256,652

Total expenses	1,472,882	2,067,680	3,130,347	4,256,652

NET INVESTMENT INCOME (LOSS)	(1,451,155)	(2,050,497)	(3,089,012)	(4,189,403)

NET INCOME (LOSS)	$(14,397,207)	$(5,795,572)	$(17,298,373)	$(2,737,667)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	394,055	489,475	405,947	503,020

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(36.54)	$(11.84)	$(42.61)	$(5.44)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	52	—	15,590	15,590

Net income (loss)	—	(87,651)	(2,650,016)	(2,737,667)

Redemptions	(45,180)	—	(13,278,186)	(13,278,186)

PARTNERS’ CAPITAL, June 30, 2011	477,442	$3,918,904	$130,536,183	$134,455,087

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	636	—	174,865	174,865

Net income (loss)	—	(263,500)	(17,034,873)	(17,298,373)

Redemptions	(47,185)	—	(12,497,468)	(12,497,468)

PARTNERS’ CAPITAL, June 30, 2012	373,271	$1,441,574	$88,241,521	$89,683,095

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Six months ended	Three months ended
	June 30, 2012	June 30, 2012

Per Unit Operating Performance:

Net asset value, beginning of period	$284.1791	$277.3155

Realized trading profit (loss)	(29.3998)	(23.2887)
Change in unrealized, net	(6.9192)	(10.0866)
Interest income	0.1021	0.0551
Expenses (1)	(7.6997)	(3.7328)

Net asset value, end of period	$240.2625	$240.2625

Total Return:

Total return (2)	-15.45%	-13.36%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.85%	1.41%
Net investment loss	-2.81%	-1.39%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Six months ended	Three months ended
	June 30, 2011	June 30, 2011

Per Unit Operating Performance:

Net asset value, beginning of period	$287.9143	$293.7558

Realized trading profit (loss)	13.3997	(1.6989)
Change in unrealized, net	(11.3700)	(6.2541)
Interest income	0.1318	0.0350
Expenses (1)	(8.4603)	(4.2223)

Net asset value, end of period	$281.6155	$281.6155

Total Return:

Total return (2)	-2.19%	-4.13%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.88%	1.43%
Net investment loss	-2.84%	-1.42%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit). As of the beginning of each calendar month the Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or “trading advisor”) is the trading advisor of the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner”) is the general partner of the Partnership. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Partnership’s primary foreign exchange forward prime broker. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011, are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	250	$35,880	0.04%	(485)	$(341,535)	-0.38%	$(305,655)	-0.34%	August 2012 - December 2012
Currencies	74,184,169	472,416	0.53%	(248,687,099)	(1,540,082)	-1.72%	(1,067,666)	-1.19%	September 2012
Energy	199	(24,390)	-0.03%	(272)	(1,078,250)	-1.20%	(1,102,640)	-1.23%	July 2012
Interest rates	619	88,221	0.10%	—	—	0.00%	88,221	0.10%	September 2012
Metals	77	79,604	0.09%	(660)	(187,061)	-0.21%	(107,457)	-0.12%	September 2012
Stock indices	—	—	0.00%	(4)	(40,787)	-0.05%	(40,787)	-0.05%	September 2012

Total, net		$651,731	0.73%		$(3,187,715)	-3.56%	$(2,535,984)	-2.83%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(641)	$(962,910)	-0.81%	$(962,910)	-0.81%	March 2012 - June 2012
Currencies	36,805,645	467,077	0.39%	(163,173,387)	(178,630)	-0.15%	288,447	0.24%	March 2012
Interest rates	378	223,111	0.19%	(285)	3,149	0.00%	226,260	0.19%	March 2012 - June 2012
Energy	—	—	0.00%	(34)	54,740	0.05%	54,740	0.05%	January 2012
Metals	7	(3,993)	0.00%	(269)	113,371	0.10%	109,378	0.10%	February 2012 - March 2012
Stock indices	—	—	0.00%	(340)	136,943	0.11%	136,943	0.11%	January 2012 - March 2012

Total, net		$686,195	0.58%		$(833,337)	-0.70%	$(147,142)	-0.12%

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of June 30, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$475,715	$396,111	$79,604	$—
Short	(2,401,633)	(2,558,162)	156,529	—
	(1,925,918)	(2,162,051)	236,133	—

Forwards
Long	176,016	—	176,016	—
Short	(786,082)	—	(786,082)	—
	(610,066)	—	(610,066)	—

June 30, 2012	$(2,535,984)	$(2,162,051)	$(373,933)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$691,525	$695,518	$(3,993)	$—
Short	(513,494)	(497,885)	(15,609)	—
	178,031	197,633	(19,602)	—

Forwards
Long	(5,330)	—	(5,330)	—
Short	(319,843)	—	(319,843)	—
	(325,173)	—	(325,173)	—

December 31, 2011	$(147,142)	$197,633	$(344,775)	$—

The Partnership’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,966,469)	$(936,780)
Currencies	(1,022,906)	(4,752,765)
Energy	(5,232,611)	(4,284,255)
Interest rates	713,043	76,559
Metals	(148,458)	(2,563,186)
Stock indices	(5,288,651)	(1,748,934)

Total, net	$(12,946,052)	$(14,209,361)

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,226,061)	$(1,347,060)
Currencies	1,774,337	64,128
Energy	(2,401,083)	6,107,349
Interest rates	(1,269,684)	(1,553,179)
Metals	602,200	(588,637)
Stock indices	(1,224,784)	(1,230,865)

Total, net	$(3,745,075)	$1,451,736

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Sunrise is sufficient to detect if any such intervention is needed.

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the three and six months ended June 30, 2012 are paid on behalf of the Partnership by the Sponsor.

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

MONTH-END NET ASSET VALUE PER UNIT

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	June
2011	$288.6250	$297.7954	$293.7558	$306.9529	$288.3932	$281.6155
2012	$273.8266	$272.7583	$277.3155	$273.4723	$261.5746	$240.2625

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Partnership capital decreased 24.83% from $119,304,071 to $89,683,095.  This decrease was attributable to the net loss from operations of $17,298,373 coupled with the redemption of 47,185 Redeemable Units of Interest resulting in an outflow of $12,497,468.  The cash outflow was offset with cash inflow of $174,865 due to subscriptions of 636 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition. Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statements of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Results of Operations

January 1, 2012 to June 30, 2012

January 1. 2012 to March 31, 2012

The Partnership experienced a net trading loss of $1,263,309 before brokerage commissions and related fees in the first quarter of 2011. The Partnership’s profits were primarily attributable to the stock indices, agriculture and the energy sectors posting profits. The interest rates, metals and the currencies sectors posted losses.

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

April 1, 2012 to June 30, 2012

The Partnership experienced a net trading loss of $12,946,052 before brokerage commissions and related fees in the second quarter of 2012. The Partnership’s profits were primarily attributable to the interest rates and the metals sectors posting profits. The currency, agriculture, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter.  Yields declined after the first quarter optimism changed to anxiety about future economic growth. The possibility of additional monetary stimulus caused the yield on 10-yr Note to fall near a historic low. The yield on Germany’s 10-yr Bund fell to the lowest level since the creation of the Euro. Profits were posted to the Partnership in the middle of the quarter. The concerns about Europe drove investors into perceived safe havens of U.S. and German bonds. In Germany, both the 2-yr and 10-yr government bond yields hit all-time lows, while the yield on the U.S. 30-year bond fell to its lowest level on record. Losses were posted to the Partnership at the end of the quarter. Long interest rate positions in the U.S., Europe and Asia maintained their established trends while also posting small losses.

The metals sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Profits were posted to the Partnership in the middle of the quarter. The metals sector was profitable due to gains from short positions in base metals. Small losses were incurred in gold. Interestingly, unlike in previous flare-ups of the European debt crises, gold prices did not rally. This time, investors preferred U.S. and German Bonds over gold. Losses were posted to the Partnership at the end of the quarter. In the metals sector, aluminum was a bright spot, where the trading program was able to capitalize on a newly established short position however was not enough to offset the losses posted to the Partnership.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter.  The U.S. Dollar moved sideways, trading in a relatively narrow range.  Profits were posted to the Partnership in the middle of the quarter. In the face of the recent European crisis, selling the Euro was the theme of May.The Euro fell to a 2-year low against the U.S. dollar. Minor currencies also weakened, contributing to profits. Losses were posted to the Partnership at the end of the quarter. The U.S. dollar and treasuries, recipients of significant inflows in light of the crisis in Europe, saw sharp drops at month end as investors showed more confidence that Europe could avoid fiscal collapse

The agriculture sector posted losses to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter. The Soybean complex markets exhibited the strongest trends and were the most profitable agricultural markets as prices moved steadily higher. This trend appeared to be partly in reaction to the shortage of soybeans available for export from South America. Losses were posted to the Partnership in the middle of the quarter. Losses were incurred in the soybean market as prices turned lower after rallying for months. Improved weather forecasts for U.S. crops and prospects of slowing Chinese demand seemed to be the contributing factors behind the price correction. The Corn market also experienced significant price swings causing our trading program to be whipsawed in and out of short trades. On the positive side, trading in cotton and sugar was profitable due to strong downtrends in both markets. Losses were posted to the Partnership at the end of the quarter. Grains and softs produced mixed results, with short positions in corn and sugar reversing in trend quickly resulting in modest losses. The ability to go long and short proved its worth again with profitable positions in short rubber and long soybean meal.

The stock indices posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Domestic equities initially retreated from their 2012 highs, but began to bounce back during the second half of the month. European equities, on the other hand, continued to weaken, diverging from the path of U.S. equity markets. Losses were posted to the Partnership in the middle of the quarter. Performance was affected by a shift away from risky assets, including equities into safe haven assets, such as government bonds and the U.S. dollar. Worries about Europe emerged again, including a potential Greek exit from the Euro. Attention returned to soft U.S. economic data and slowing growth in China. In this context, global equity markets were down across the board. The uncertainty surrounding Greece’s future in the Euro zone and worries of an expanding crisis turned the global equity market into a downfall. The trading program was stopped out of its remaining long positions and generated negative performance.  Losses were posted to the Partnership at the end of the quarter.  Towards the end of June the decision in Brussels to allow European bailout funds to directly help crisis-stricken banks was seen by many as a key measure to supporting beleaguered Spanish banks. The backing of the German parliament, by passing the euro zone permanent bailout scheme and budget by a wide margin, appeared to give markets additional confidence in the plan. This news was a shot in the arm to the global economy, causing equity markets to rally sharply on the last trading day of the month in contrast to the pattern they had shown in the proceeding several weeks. Long U.S. equities positions held at the beginning of the month were flattened out for modest losses.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Gasoline and oil prices declined as tensions appeared to ease over Iran’s nuclear program, generating losses in long positions. Natural Gas resumed its downtrend at first, then suddenly moved higher on apparent weather related demand and finished flat for April.  Losses were posted to the Partnership in the middle of the quarter. With the worsening situation in Europe and the slowdown in Chinese manufacturing sector oil prices came under pressure. Short natural gas, the trading program’s only remaining energy position, ended May flat. Losses were posted to the Partnership at the end of the quarter. Short positions established in Brent crude, West Texas Intermediate crude and heating oil in the early part of the June gradually gained until giving back all gains and more at the end of June.

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

The Partnership’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six months ended June 30, 2012 and 2011, the Partnership’s average capitalization was approximately $108,138,000 and $145,895,052, respectively.

June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,177,222	1.09%	$2,364,944	$220,948
Metals	404,423	0.37%	550,162	244,104
Stock Indices	3,424,763	3.17%	4,691,664	2,492,966
Interest Rates	114,642	0.11%	236,999	17,225
Energy	1,468,975	1.36%	2,852,257	492,784
Agricultural Commodities	1,872,410	1.73%	2,277,960	1,302,783

TOTAL	$8,462,435	7.83%	$12,973,986	$4,770,810

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$190,080	0.13%	$390,279	$101,010
Metals	591,987	0.41%	997,923	415,617
Stock Indices	276,410	0.19%	433,048	122,933
Interest Rates	113,774	0.08%	356,423	3,430
Energy	3,661,026	2.51%	5,309,437	1,880,315
Agricultural Commodities	580,173	0.40%	889,313	381,375

TOTAL	$5,413,450	3.72%	$8,376,423	$2,904,680

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2012 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, rubber and cotton accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of June 30, 2012. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2012.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Hong Kong dollar and South African rand.

U.S. Dollar Cash Balance

The Partnership holds U.S. dollars in cash at MLPF&S and MLIB. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-12	$—	—	$284.1791
Feb-12	124,865	456	273.8266
Mar-12	—	—	272.7583
Apr-12	50,000	180	277.3155
May-12	—	—	273.4723
Jun-12	—	—	261.5746
Jul-12	—	—	240.2625

(b)   Not applicable.

(c)   Not applicable.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101     Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)