Form 10-Q
period 2012-09-30
ML SELECT FUTURES I LP
filed 2012-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 341,574 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:

Equity in commodity trading accounts:
Cash (includes restricted cash of $8,568,527 for 2012 and $7,624,023 for 2011)	$84,402,189	$122,672,228
Net unrealized profit on open futures contracts	771,800	353,629
Net unrealized profit on open forwards contracts	77,625	—
Cash	563,102	468,957
Other assets	11,215	—

TOTAL ASSETS	$85,825,931	$123,494,814

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$1,651,481	$175,598
Net unrealized loss on open forward contracts	70,730	325,173
Redemptions payable	3,516,617	3,100,626
Wrap fee payable	402,980	589,346
Other liabilities	3,490	—
Total liabilities	5,645,298	4,190,743

PARTNERS’ CAPITAL:

General Partner (6,000 Units and 6,000 Units)	1,408,430	1,705,074
Limited Partners (335,574 Units and 413,820 Units)	78,772,203	117,598,997

Total partners’ capital	80,180,633	119,304,071

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$85,825,931	$123,494,814

NET ASSET VALUE PER UNIT
(Based on 341,574 and 419,820 Units outstanding; unlimited Units authorized)	$234.7385	$284.1791

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$(2,206,036)	$1,239,705	$(14,026,555)	$8,285,259
Change in unrealized, net	1,663,198	8,599,020	(725,644)	3,005,202

Total trading profit (loss), net	(542,838)	9,838,725	(14,752,199)	11,290,461

INVESTMENT INCOME (LOSS)

Interest, net	23,507	13,828	64,842	81,077

EXPENSES:
Wrap fee	1,296,513	1,843,525	4,426,860	5,915,106
Administrative and filing fees	—	83,797	—	268,868
Total expenses	1,296,513	1,927,322	4,426,860	6,183,974

NET INVESTMENT INCOME (LOSS)	(1,273,006)	(1,913,494)	(4,362,018)	(6,102,897)

NET INCOME (LOSS)	$(1,815,844)	$7,925,231	$(19,114,217)	$5,187,564

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	365,553	464,071	392,483	490,037

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(4.97)	$17.08	$(48.70)	$10.59

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	522,570	$4,006,555	$146,448,795	$150,455,350

Subscriptions	69	—	20,378	20,378

Net income (loss)	—	160,855	5,026,709	5,187,564

Redemptions	(82,578)	—	(23,876,738)	(23,876,738)

PARTNERS’ CAPITAL, September 30, 2011	440,061	$4,167,410	$127,619,144	$131,786,554

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	636	—	174,865	174,865

Net income (loss)	—	(296,644)	(18,817,573)	(19,114,217)

Redemptions	(78,882)	—	(20,184,086)	(20,184,086)

PARTNERS’ CAPITAL, September 30, 2012	341,574	$1,408,430	$78,772,203	$80,180,633

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Nine months ended	Three months ended
	September 30, 2012	September 30, 2012

Per Unit Operating Performance:

Net asset value, beginning of period	$284.1791	$240.2625

Realized trading profit (loss)	(35.5545)	(6.1548)
Change in unrealized, net	(2.8084)	4.1108
Interest income	0.1665	0.0643
Expenses (1)	(11.2442)	(3.5443)

Net asset value, end of period	$234.7385	$234.7385

Total Return:

Total return (2)	-17.40%	-2.30%

Ratios to Average Partners’ Capital (1):

Expenses (2)	4.29%	1.44%
Net investment loss	-4.22%	-1.41%

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

Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner”) is the general partner of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Partnership.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary (“F/X”) forward prime broker for the Partnership. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.            CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011, are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	247	$247,788	0.31%	(145)	$(220,408)	-0.27%	$27,380	0.04%	November 2012 - February 2013
Currencies	63,067,479	(25,094)	-0.03%	(53,999,259)	(40,992)	-0.05%	(66,086)	-0.08%	December 2012
Energy	228	1,230,352	1.53%	—	—	0.00%	1,230,352	1.53%	October 2012
Interest rates	603	22,065	0.03%	—	—	0.00%	22,065	0.03%	December 2012
Metals	269	333,372	0.42%	(137)	(1,064,922)	-1.33%	(731,550)	-0.91%	December 2012
Stock indices	1,737	(1,354,947)	-1.69%	—	—	0.00%	(1,354,947)	-1.69%	October 2012 - December 2012

Total, net		$453,536	0.57%		$(1,326,322)	-1.65%	$(872,786)	-1.08%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Partners’ Capital	Contracts / Notional	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(641)	$(962,910)	-0.81%	$(962,910)	-0.81%	March 2012 - June 2012
Currencies	36,805,645	467,077	0.39%	(163,173,387)	(178,630)	-0.15%	288,447	0.24%	March 2012
Interest rates	378	223,111	0.19%	(285)	3,149	0.00%	226,260	0.19%	March 2012 - June 2012
Energy	—	—	0.00%	(34)	54,740	0.05%	54,740	0.05%	January 2012
Metals	7	(3,993)	0.00%	(269)	113,371	0.10%	109,378	0.10%	February 2012 - March 2012
Stock indices	—	—	0.00%	(340)	136,943	0.11%	136,943	0.11%	January 2012 - March 2012

Total, net		$686,195	0.58%		$(833,337)	-0.70%	$(147,142)	-0.12%

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Partnership by using the reported closing price on the primary exchange where such investments are traded. These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$375,911	$42,539	$333,372	$—
Short	(1,255,592)	(300,870)	(954,722)	—
	(879,681)	(258,331)	(621,350)	—

Forwards
Long	77,625	—	77,625	—
Short	(70,730)	—	(70,730)	—
	6,895	—	6,895	—

September 30, 2012	$(872,786)	$(258,331)	$(614,455)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$691,525	$695,518	$(3,993)	$—
Short	(513,494)	(497,885)	(15,609)	—
	178,031	197,633	(19,602)	—

Forwards
Long	(5,330)	—	(5,330)	—
Short	(319,843)	—	(319,843)	—
	(325,173)	—	(325,173)	—

December 31, 2011	$(147,142)	$197,633	$(344,775)	$—

The Partnership’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$3,197,384	$2,260,604
Currencies	(743,300)	(5,496,065)
Energy	(669,532)	(4,953,787)
Interest rates	(317,973)	(241,414)
Metals	(2,155,337)	(4,718,523)
Stock indices	145,920	(1,603,014)

Total, net	$(542,838)	$(14,752,199)

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(977,570)	$(2,324,630)
Currencies	22,706	86,835
Energy	233,680	6,341,029
Interest rates	2,796,819	1,243,640
Metals	6,770,358	6,181,720
Stock indices	992,732	(238,133)

Total, net	$9,838,725	$11,290,461

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the three and nine months ended September 30, 2012 are paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees.

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

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$288.6250	$297.7954	$293.7558	$306.9529	$288.3932	$281.6155	$281.2604	$282.6780	$299.4734
2012	$273.8266	$272.7583	$277.3155	$273.4723	$261.5746	$240.2625	$256.1229	$245.2881	$234.7385

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 32.79% from $119,304,071 to $80,180,633.  This decrease was attributable to the net loss from operations of $19,114,217 coupled with the redemption of 78,882 Redeemable Units of Interest resulting in an outflow of $20,184,086.  The cash outflow was offset with cash inflow of $174,865 due to subscriptions of 636 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Partnership’s treatment of fair value see Note 3, Fair Value of Investments.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter.  The U.S. Dollar moved sideways, trading in a relatively narrow range.  Profits were posted to the Partnership in the middle of the quarter. In the face of the recent European crisis, selling the Euro was the theme of May. The Euro fell to a 2-year low against the U.S. dollar. Minor currencies also weakened, contributing to profits. Losses were posted to the Partnership at the end of the quarter. The U.S. dollar and treasuries, recipients of significant inflows in light of the crisis in Europe, saw sharp drops at month end as investors showed more confidence that Europe could avoid fiscal collapse

The agriculture sector posted losses to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter. The Soybean complex markets exhibited the strongest trends and were the most profitable agricultural markets as prices moved steadily higher. This trend appeared to be partly in reaction to the shortage of soybeans available for export from South America. Losses were posted to the Partnership in the middle of the quarter. Losses were incurred in the soybean market as prices turned lower after rallying for months. Improved weather forecasts for U.S. crops and prospects of slowing Chinese demand seemed to be the contributing factors behind the price correction. The Corn market also experienced significant price swings causing our trading program to be whipsawed in and out of short trades. On the positive side, trading in cotton and sugar was profitable due to strong downtrends in both markets. Losses were posted to the Partnership at the end of the quarter. Grains and softs produced mixed results, with short positions in corn and sugar reversing in trend quickly resulting in modest losses. The ability to go long and short proved its worth again with profitable positions in short rubber and long soybean meal.

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

July 1, 2012 to September 30, 2012

The Partnership experienced a net trading loss of $542,838 before brokerage commissions and related fees in the third quarter of 2012. The Partnership’s profits were primarily attributable to the agriculture and the stock indices sectors posting profits. The interest rates, energy, currencies and metals sectors posted losses.

The agriculture sector posted profits to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter. Soybeans and soymeal accounted for the bulk of the profits as prices advanced to record levels. Corn and wheat also contributed to gains through newly established long positions. Profits were posted to the Partnership in the middle of the quarter. As the record drought continued across the U.S., upward price trends in soybeans and soymeal generated profits. Also contributing was the trading program’s short position in the Tokyo rubber market which continued its downward trend, while cotton and wheat positions generated small losses. Losses were posted to the Partnership at the end of the quarter. Struggles in the agricultural sector was a fairly sharp price uptick in the rubber market that eroded some of the gains made in previous months; however, short cotton position was profitable for the month but was not enough to offset losses.

The stock indices posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Positions in equity indices were limited, due to lack of defined trends as well as short-selling bans imposed by European regulators. Losses were posted to the Partnership in the middle of the quarter as trading in equities was unprofitable as markets reversed. Profits were posted to the Partnership at the end of the quarter. Profits were generated in equities as stock markets across the globe generally approached new highs on news of the U.S. Federal Reserve’s ongoing commitment to stimulative fiscal policies.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. European and American long interest rate positions contributed small gains to the Partnership as investors looked for safe havens for their capital. Losses were posted to the Partnership in the middle of the quarter as long bond/short rate positions caused moderate losses in both U.S. and German bond positions, with small losses in other bond markets. Losses were posted to the Partnership at the end of the quarter as the trading program was lightly positioned in the fixed income sector.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. The energy sector was mixed with the trading program’s short positions being exited in West Texas Intermediate crude, Brent Crude and heating oil at modest losses. After exiting a short position built on a multi-year decline in the price of natural gas, the trading program’s recently established long position proved to be profitable as prices jumped over 60 percent from the lows touched in April. Losses were posted to the Partnership in the middle of the quarter. The natural gas market reversed direction after a sharp rally over the past several months, and undercut the trading program’s long position. The drivers behind this price reversal were not clear, as the demand for natural gas was strong across the U.S. and production subsided as a result of hurricane Isaac. Regardless, the market forces that had driven natural gas to near 12-month highs clearly lost influence in August. The trading program’s small gains in Reformulated Gasoline Blendstock for Oxygen Blending gasoline were insufficient to offset losses in natural gas. Profits were posted to the Partnership at the end of the quarter. The trading program’s positions remained light with the exception of long positions in natural gas and Rbob unleaded gasoline.

The currency sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter.  Currencies were profitable with short positions in the Euro and Swiss Franc against the U.S. dollar performing the best. Questions about the health of the Eurozone and whether or not Greece will exit continued to play a likely role in pushing the common currency down. The trading program’s short positions in minor currencies against the U.S. dollar were slightly profitable. Several profitable cross rate trades also added to the currency sector’s overall strong performance. Losses were posted to the Partnership in the middle of the quarter. The Euro and Swiss franc strengthened against the U.S. dollar after their July weakness and a variety of European minor currencies also followed suit, further harming performance. The trading program’s short Euro/Sterling and long Sterling/Swiss franc positions also posted small losses. Losses were posted to the Partnership at the end of the quarter. The upward move of the Euro currency that began in August continued in September causing further losses for the Partnership, resulting in the trading program taking out its position entirely. The Swiss franc followed the euro, generating losses and causing the trading program to reduce its position over the course of the month.

The metals sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Short positions in base metals were profitable with the biggest decliners being aluminum and nickel. Fear of a global slowdown, spurred by debt fears in Europe and the specter of a hard landing in China, appeared to cause demand to drop off. Losses were posted to the Partnership in the middle of the quarter. Profitable trends in the global metals markets retraced in August causing the trading program to give back some of the profits it had made shorting these markets over the past several months. In particular, silver and aluminum both rallied, while positions in copper, nickel and zinc finished essentially flat. Losses were posted to the Partnership at the end of the quarter as downward price trends that had been building throughout the summer sharply reversed in early September, with aluminum and nickel markets generating the largest losses. Industrial metals appeared to rally on news of ongoing stimulus measures made by the U.S. and China.

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

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine months ended September 30, 2012 and 2011, the Partnership’s average capitalization was approximately $101,855,954 and $141,096,314, respectively.

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,306,581	1.28%	$2,364,944	$220,948
Metals	594,732	0.58%	1,122,328	244,104
Stock Indices	2,967,777	2.91%	4,691,664	1,816,519
Interest Rates	110,892	0.11%	236,999	17,225
Energy	2,194,671	2.15%	4,195,504	492,784
Agricultural Commodities	1,421,765	1.40%	2,277,960	460,343

TOTAL	$8,596,418	8.43%	$14,889,399	$3,251,923

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$674,101	0.48%	$2,136,569	$101,010
Metals	1,497,828	1.06%	4,305,946	415,617
Stock Indices	287,837	0.20%	433,048	122,933
Interest Rates	217,482	0.15%	552,824	3,431
Energy	2,570,150	1.82%	5,309,438	313,906
Agricultural Commodities	803,018	0.57%	1,624,673	381,375

TOTAL	$6,050,416	4.28%	$14,362,498	$1,338,272

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2012 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, rubber and cotton accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of September 30, 2012. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2012.

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Hong Kong dollar and South African rand.

U.S. Dollar Cash Balance

The Partnership holds U.S. dollars in cash at MLPF&S and MLIB. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-12	$—	—	$284.1791
Feb-12	124,865	456	273.8266
Mar-12	—	—	272.7583
Apr-12	50,000	180	277.3155
May-12	—	—	273.4723
Jun-12	—	—	261.5746
Jul-12	—	—	240.2625
Aug-12	—	—	256.1229
Sep-12	—	—	245.2881
Oct-12	—	—	234.7385

(b) Not applicable.
(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)