Form 10-K
period 2012-12-31
ML SELECT FUTURES I LP
filed 2013-03-27
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-50269

ML SELECT FUTURES I  L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 11th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC
4 World Financial Center, 10th Floor
250 Vesey Street
New York, New York 10080
(Former name or former address, if changed since last report.)

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

As of February 28, 2013, limited partnership units with a Net Asset Value of $63,329,347 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value as of the beginning of each calendar month. The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or trading advisor) is the trading advisor of the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Partnership. The general partner or the sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary (“F/X”) forward prime broker for the Partnership. The general partner or the sponsor may select other parties as F/X or other over-the counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Sunrise Capital Partners, LLC (“Sunrise” or “Trading Advisor”) is the trading advisor of the Partnership.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.  In the Trading Program, the Trading Advisor applies its trend-following systems to a broadly-diversified portfolio of futures and forwards on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S. stock indices, currencies and their cross rates (collectively “Commodity Interests”).  The Trading Advisor may trade these investments on any U.S. or non-U.S. exchange.

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

As of December 31, 2012, the capitalization of the Partnership was $67,504,251 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $219.6744

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.4906 (November 30, 2009) and the lowest was $127.0118 (July 31, 1998).

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

There may, occur the rare instance in which the Trading Advisor will override the trading system to decrease market exposure.  Any modification of trading instructions could adversely affect the profitability of an account.  Among the possible consequences of such a modification would be (1) the entrance of a trade at a price significantly worse than a system’s signal price, (2) the complete negation of a signal which subsequently would have produced a profitable trade or (3) the premature termination of an existing trade.

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

The Trading Program may follow approximately 75 different markets.  These markets may include, but are not limited to, precious and industrial metals, energy products, agriculture and soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices, minor currencies, major currencies and cross rates between them.

Although the Trading Advisor’s Trading Program is continually evolving, there was no fundamental or material change to the Trading Program during 2012.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Partnership are currency forwards.  MLIB is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Partnership has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Partnership’s cash is used as security for and to pay the Partnership’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Sunrise to trade on a speculative basis in a wide range of commodities on behalf of the Partnership.  While being used for this purpose, the Partnership’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2012 and 2011 are as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(268)	$160,609	0.24%	$160,609	0.24%	February 2013 - March 2013
Currencies*	80,585,876	(313,499)	-0.46%	(91,171,403)	334,816	0.50%	21,317	0.04%	January 2013 - March 2013
Interest rates	569	(186,285)	-0.28%	—	—	0.00%	(186,285)	-0.28%	March 2013
Metals	—	—	0.00%	(88)	(90,822)	-0.13%	(90,822)	-0.13%	February 2013 - March 2013
Stock indices	781	(40,358)	-0.06%	—	—	0.00%	(40,358)	-0.06%	January 2013 - March 2013

Total		$(540,142)	-0.80%		$404,603	0.61%	$(135,539)	-0.19%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(641)	$(962,910)	-0.81%	$(962,910)	-0.81%	March 2012 - June 2012
Currencies*	36,805,645	467,077	0.39%	(163,173,387)	(178,630)	-0.15%	288,447	0.24%	March 2012
Interest rates	378	223,111	0.19%	(285)	3,149	0.00%	226,260	0.19%	March 2012 - June 2012
Energy	—	—	0.00%	(34)	54,740	0.05%	54,740	0.05%	January 2012
Metals	7	(3,993)	0.00%	(269)	113,371	0.10%	109,378	0.10%	February 2012 - March 2012
Stock indices	—	—	0.00%	(340)	136,943	0.11%	136,943	0.11%	January 2012 - March 2012

Total		$686,195	0.58%		$(833,337)	-0.70%	$(147,142)	-0.12%

* 2009 Currencies sector had a units change from a revised SOI calc of 32 units in the long and short positions

No individual contract’s unrealized profit or loss comprised greater than 5% the Fund’s Members’ Capital as of December 31, 2012 and 2011.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause an “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 30% of the Partnership’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Partnership’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Partnership assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Partnership’s financial assets presently consist predominantly of cash, futures and OTC FX forward and spot positions.  In addition, the Partnership has the authority to trade options on futures and forwards, but these contracts typically represent a small percentage of the Partnership’s financial assets, if any are traded at all.  Futures and OTC forwards and other instruments typically constitute the majority of the Partnership’s investment risk, but the notional value of these instruments is not included on the Partnership’s balance sheet.

The vast majority of the net assets of the Partnership, is and has historically been, held in the form of cash.  The Partnership’s cash is used in various ways.  It can be:

•                  posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                  pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                  deposited in savings or demand deposit accounts with the Partnership’s custodian or other banking institutions, both in the United States and internationally;

•                  held in securities brokerage accounts maintained with MLPF&S; and

•                  invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Partnership’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 5% to 30% of the Partnership’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Partnership’s assets are expected to be held in customer segregated accounts at MLPF&S pursuant to applicable CFTC regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.    The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC forwards, OTC options on forwards, or other OTC investments.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or hold assets within these or any other specific ranges.  Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual Partnerships.  Under the applicable regulations, such permitted investments are subject to instrument and issuer-based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

The bank accounts in which MLPF&S deposits Partnership cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’s borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’s customers, not subject to any MLPF&S liability.

The General Partner, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although the General Partner may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Partnership.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Partnership’s assets, including as prime brokers.  However, the vast majority of the Partnership’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  The General Partner believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to the Partnership as a result of the General Partner’s relationship and shared corporate infrastructure with these affiliates.  In addition, the General Partner believes that MLPF&S is well capitalized and that the Partnership benefits from the transparency provided to the General Partner, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risks Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Partnership assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

The General Partner is primarily responsible for the management of the Partnership’s “cash assets.”  In exercising this responsibility, the General Partner’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Partnership’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Partnership’s cash assets may be held with the Partnership’s bank custodian, which is at present the administrator.

The General Partner retains the ability to change its cash management practices at any time, including by transferring a majority of the Partnership’s cash assets to the Partnership’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Partnership’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with the General Partner if the General Partner believes that to be in the best interests of the Investors in the Partnership.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Partnership cash assets during any time they are maintained by the General Partner with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.    Interest is computed based upon the daily net equity balance of the Partnership’s account and is posted to the Partnership’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the U.S. since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies.  In interest rate environments like the current one in which the Partnership does not earn interest under the Interest Earning Program, the General Partner may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Partnership, will have use of Partnership cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Wrap Fee	$5,491,333	5.79%	$7,959,412	5.83%	$9,258,996	5.74%
Profit Shares	—	0.00%	—	0.00%	—	0.00%
Total Expenses	$5,491,333	5.79%	$7,959,412	5.83%	$9,258,996	5.74%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Partnership on  forward trading  or (ii) the benefits which may be derived by BAC from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S. id-ask spreads and brokerages commissions are components of the trading profit or loss of the Partnership rather than a distinct expense item separable from the Partnership’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Partnership’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.

The Partnership’s average month-end Net Assets during 2012, 2011 and 2010 equaled $94,773,855 $136,420,002, and $161,221,838, respectively.

During 2012, 2011 and 2010 the Partnership earned $84,330, $85,533 and $220,830 in interest income, or approximately .09%, 0.06%, and 0.14% of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

A flat-rate monthly brokerage commission of 0.458 of 1% (a 5.5% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, Administrative Fees (defined below) or Profit Shares (defined below), in each case as of the end of the month of determination). Such Brokerage Commission covers Sunrise’s monthly consulting fee as well as ongoing operating costs such as floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading (which include the clearing fees and sales commissions charged by MLPF&S and the prime brokerage fees charged by MLIB).

MLPF&S	Use of Partnership assets	BAC may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative fees

A flat-rate monthly charge (“Administrative Fee”) of 0.021 of 1% ( 0.25% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination).  Additionally, the Partnership reimburses MLAI the actual cost of the State of New Jersey annual filing fee assessed on a per partner basis.  The administrative fees cover the Partnership’s routine administrative expenses and MLAI will absorb any administrative costs incurred during any calendar year in excess of the foregoing amount.

MLIB (or a BAC affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

MLIB (or a BAC affiliate); Other counterparties	EFP differentials

Certain of the Partnership’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or a BAC affiliate) receives an additional “differential” spread for exchanging the Partnership’s cash currency positions for equivalent futures positions.

Sunrise	Annual Profit Shares

23% of any New Trading Profits generated by the Partnership as of the end of each calendar year (or upon redemption of Units). “New Trading Profits” means the increase, if any, in cumulative net trading profits as of the end of any calendar year over the previous all-time high in cumulative net trading profits as of the end of any previous calendar year.  New Trading Profits include all net trading profits but not interest income and after reduction for 3.75% of the brokerage commission.

Sunrise	Consulting fees

MLPF&S pays Sunrise monthly Consulting Fees of 0.083 of 1% of the Partnership’s month-end assets (a 1% annual rate), provided that for such calculation the month-end assets will be reduced by the Brokerage Commission rate plus the Administrative Fee rate less the consulting fee rate.

MLPF&S; Others	Reimbursement of delivery, insurance, storage and any other extraordinary charges; taxes (if any)	Actual payments to third parties, which are expected to be negligible.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors-”Regulatory Changes Could Restrict the Partnership’s Operations.”

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

The Large Size of the Partnership’s Trading Positions Increases the Risk of Sudden, Major Losses

The low margin requirements normally required in futures and OTC trading permit traders to use an extraordinarily high degree of economic leverage.  The Partnership may take positions with a face value of up to approximately 15 times the total equity of the Partnership.  Consequently, even small price movements can cause major losses.

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although Sunrise may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed at the desired price or time.  In any event, Sunrise anticipates that stop-loss orders will not be employed with respect to the majority of positions established for the Partnership.

Sunrise Analyzes Only Technical Market Data, Not Any Economic Factors External to Market Prices

The Sunrise programs focus exclusively on statistical analysis of market prices.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility. Consequently, technical strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism dominate the markets.  During such periods, Sunrise’s historical price analysis could establish positions on the wrong side of the price movements caused by such events. The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

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

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by Sunrise are combined for purposes of calculating position limits.  Sunrise could be required to liquidate positions held for the Partnership, or may not be able to fully implement its trading program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by Sunrise.  Position limits could force the Partnership to liquidate profitable positions, result in a tracking error between the Partnership’s portfolio and Sunrise’s standard trading program and cause the Partnership to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The General Partner is subject to CFTC-imposed position limits through its control of the Partnership, and may have to aggregate positions of the Partnership in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the General Partner hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Partnership’s case, if this aggregation is required, Sunrise may not be able to implement its trading program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing its trading program, or the Partnership may have to liquidate trading positions when Sunrise would otherwise not advise doing so, resulting in losses to the Partnership.

Derivatives Risks Generally

Sunrise may use derivative instruments in implementing its trading program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Partnership’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.

F/X Forward Trading

The Partnership may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Partnership is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Partnership remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Reform Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Partnership.  \

The Partnership May Trade Options

The Partnership may trade options on futures contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

The Partnership May Engage in Exchange of Futures for Physicals Transactions

Sunrise may engage in EFP transactions on behalf of the Partnership.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

“Whipsaw” Markets; Lack of the Types of Price Trends Which the Expanded Diversified Program Can Identify Will Cause Major Losses

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.

Increased Competition from Other Trend-Following Traders Could Reduce Sunrise’s Profitability

The aggregate capital committed to the managed futures sector in general is at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical trading systems are based) only marginally relevant to future market patterns.

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

Most U.S. futures exchanges, for example, limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity.  Trading in the forward currency and other OTC markets is currently not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

The Large Size of the Partnership’s Trading Positions Increases the Risk of Sudden, Major Losses

The low margin requirements normally required in futures and OTC trading permit traders to use an extraordinarily high degree of economic leverage.  The Partnership may take positions with a face value of up to approximately 15 times the total equity of the Partnership.  Consequently, even small price movements can cause major losses.

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although Sunrise may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed at the desired price or time.  In any event, Sunrise anticipates that stop-loss orders will not be employed with respect to the majority of positions established for the Partnership.

Sunrise Analyzes Only Technical Market Data, Not Any Economic Factors External to Market Prices

The Sunrise programs focus exclusively on statistical analysis of market prices.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility. Consequently, technical strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism dominate the markets.  During such periods, Sunrise’s historical price analysis could establish positions on the wrong side of the price movements caused by such events. The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

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

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by Sunrise are combined for purposes of calculating position limits.  Sunrise could be required to liquidate positions held for the Partnership, or may not be able to fully implement its trading program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by Sunrise.  Position limits could force the Partnership to liquidate profitable positions, result in a tracking error between the Partnership’s portfolio and Sunrise’s standard trading program and cause the Partnership to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The General Partner is subject to CFTC-imposed position limits through its control of the Partnership, and may have to aggregate positions of the Partnership in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the General Partner hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Partnership’s case, if this aggregation is required, Sunrise may not be able to implement its trading program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing its trading program, or the Partnership may have to liquidate trading positions when Sunrise would otherwise not advise doing so, resulting in losses to the Partnership.

Derivatives Risks Generally

Sunrise may use derivative instruments in implementing its trading program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Partnership’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.

F/X Forward Trading

The Partnership may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties,

Custodians, Brokers and Exchanges,” below.

The Partnership is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Partnership remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Reform Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Partnership.

The Partnership May Trade Options

The Partnership may trade options on futures contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

The Partnership May Engage in Exchange of Futures for Physicals Transactions

Sunrise may engage in EFP transactions on behalf of the Partnership.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

“Whipsaw” Markets; Lack of the Types of Price Trends Which the Expanded Diversified Program Can Identify Will Cause Major Losses

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.

Increased Competition from Other Trend-Following Traders Could Reduce Sunrise’s Profitability

The aggregate capital committed to the managed futures sector in general is at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical trading systems are based) only marginally relevant to future market patterns.

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

Most U.S. futures exchanges, for example, limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and are otherwise subject to periods of significant illiquidity.  Trading in the forward currency and other OTC markets is currently not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

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

Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.    For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In such cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Partnership has entered into a futures contract.  Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Partnership’s trading activities.  The Partnership could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had Sunrise limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Partnership will be subject to exchange-rate risk in trading those contracts.

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Partnership trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Partnership capital from being removed from a country where its futures contracts and other investments are traded.  In addition, some countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Partnership.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Partnership as capital becomes trapped in that country.

Further, U.S. regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-U.S. jurisdictions where transactions for the Partnership may be effected.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Partnership assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Partnership’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the General Partner to decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Partnership’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although the General Partner believes that MLPF&S is appropriately capitalized to function as the Partnership’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Partnership might not be fully protected.  Even given proper segregation, the Partnership may be subject to a risk of loss of its funds.  For example, although CFTC regulations require that FCMs invest customer funds only in certain types of interest-bearing financial instruments, subject to instrument and issuer-based concentration and time to maturity limits which are intended to preserve principal and maintain liquidity, there is no assurance that the permitted instruments will perform as intended, so that there is a possibility of a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Partnership might recover, even in respect of “customer funds” specifically traceable to the Partnership, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Partnership, which would typically result from BAC’s providing seed capital to the Partnership to help ensure that the Partnership has enough capital for trading activities, the Partnership’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Partnership’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Partnership’s assets on deposit with MLPF&S were not considered customer funds, the Partnership would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Partnership capitalization reaches a certain level.  Once BAC’s ownership of the Partnership falls below 10% the account of the Partnership will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds traded from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Partnership, the Partnership’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012. Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Partnership, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Partnership in a securities brokerage account would far exceed the limit.

Direct Investments.  Partnership investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Partnership makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed above.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent Sunrise trades in offshore OTC markets, the Partnership is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If the Partnership deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Partnership would be a general creditor of the entity even with regard to property specifically traceable to the Partnership’s account.  As a result, the Partnership’s claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with the party.

The General Partner’s policy that Sunrise use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

Although MLPF&S and MLIB remain the ultimate clearing broker and F/X prime broker for the Partnership, in certain circumstances, Sunrise may require that the Partnership trade or clear on a “give up” basis  through certain non-BAC brokers or counterparties with which Sunrise has ongoing business dealings.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action — these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Partnership may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds  such as the Partnership from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Partnership.  Market disruptions may from time to time cause dramatic losses for the Partnership and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Partnership.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as ‘swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Partnership, if any, to be cleared or traded on a regulated exchange.  This may subject the Partnership, Sunrise, MLAI and/or the Partnership’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Partnership, Sunrise or MLAI directly, while others could impact the Partnership, Sunrise or MLAI indirectly due to the impact of the requirements on the Partnership’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Partnership in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which Sunrise might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”), and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Partnership in an aggregate amount such that BAC may be deemed to control the Partnership for purposes of the BHCA, or if BAC is otherwise deemed to control the Partnership for purposes of the BHCA, the Partnership may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Partnership and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Partnership, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Partnership, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Partnership or BAC’s relationship to the Partnership, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Partnership will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Partnership hold any Units in the Partnership, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Partnership, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Partnership may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Partnership to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Partnership’s net assets, and thus in its equity bases, could make it more difficult for the Partnership to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Partnership to distribute a considerable percentage of its liquid assets, leaving the Partnership’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining investors’ pro rata shares of the Partnership’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Partnership.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Partnership invests and the strategies of the Partnership; and (y) BAC.  Such measures could have a material and adverse effect on the Partnership, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Partnership and thereby the Partnership’s financial condition and liquidity.  The ultimate impact on global markets and the Partnership’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Partnership.

Risks Associated with Sunrise

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of Sunrise.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Withdrawals by Other Sunrise Partnership Investors

Investors in other funds or accounts implementing the Expanded Diversified Program or similar strategies may be able to withdraw their investments more frequently or on less prior notice than investors in the Partnership.  Withdrawals by investors in these funds or withdrawals from accounts that have less restrictive withdrawal terms could have a material adverse impact on the Partnership’s portfolio and could disadvantage Investors in certain circumstances.

Trade Error Execution Risk

Sunrise may use certain executing brokers unaffiliated with BAC.  In the event of a trading error, the Partnership may have no effective remedy against such executing brokers.

Changes in Trading Strategy

Sunrise may make material changes in its trading strategies without the knowledge of the General Partner.  It is virtually impossible for MLAI to detect any such changes particularly given the confidential, proprietary, systematic and/or quantitative nature of the Expanded Diversified Program strategies, such strategies customarily referred to as “black box strategies.”

Item 1B: Unresolved Staff Comments

Not applicable

Item 2:        Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street, New York, New York 10080). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.

(b)                                 Holders:

As of December 31, 2012, there were 876 holders of Units, including MLAI, with one Unit holder who owned 10.90% of the Partnership’s Units.

(c)                                  Distributions:

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

During 2012, the Partnership issued Units as set forth in the following chart.

	Subscription
	Amount	Units	NAV
Jan-12	$—	—	$284.1791
Feb-12	124,865	456	273.8266
Mar-12	—	—	272.7583
Apr-12	50,000	180	277.3155
May-12	—	—	273.4723
Jun-12	—	—	261.5746
Jul-12	—	—	240.2625
Aug-12	—	—	256.1229
Sep-12	—	—	245.2881
Oct-12	—	—	234.7385
Nov-12	—	—	223.6726
Dec-12	—	—	221.6742
Jan-13	—	—	219.6744
Feb-13	—	—	227.3940

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

TRADING PROFIT (LOSS):
Realized	$(18,809,252)	$12,292,987	$(13,126,930)	$16,697,398	$81,364,923
Change in unrealized	11,603	(5,988,458)	1,981,160	(636,006)	(3,074,698)
Total trading profit (loss)	$(18,797,649)	6,304,529	(11,145,770)	16,061,392	78,290,225

INVESTMENT INCOME:
Interest	84,330	85,533	220,830	326,337	3,585,936

EXPENSES:
Wrap Fee	5,491,333	7,959,412	9,258,996	11,199,661	13,785,330
Profit Shares	—	—	—	2,137,349	15,939,202
Total expenses	5,491,333	7,959,412	9,258,996	13,337,010	29,724,532

NET INVESTMENT LOSS	(5,407,003)	(7,873,879)	(9,038,166)	(13,010,673)	(26,138,596)

NET INCOME (LOSS)	$(24,204,652)	$(1,569,350)	$(20,183,936)	$3,050,719	$52,151,629

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Partners’ Capital	$67,504,251	$119,304,071	$150,455,350	$192,965,299	$215,554,694
Net Asset Value per Unit	$219.6744	$284.1791	$287.9143	$320.4839	$314.1450

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the limited partners of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	250.2713	243.2364	233.1099	248.3032	257.0884	261.3951	246.2709	209.4865	223.0168	243.5428	245.3955	250.5450
2008	263.6769	286.4008	281.8904	275.7524	283.5640	289.4566	277.2528	269.6383	273.5805	305.7947	312.9660	314.1450
2009	309.5409	307.2376	298.0409	294.3268	302.0391	300.7773	307.6142	314.8120	315.6093	313.5396	326.4906	320.4839
2010	304.3271	301.2208	307.9271	306.4419	266.4390	262.7351	253.2554	256.1866	264.3506	279.5136	274.0284	287.9143
2011	288.6250	297.7954	293.7558	306.9529	288.3932	281.6155	281.2604	282.6780	299.4734	277.7507	283.8444	284.1791
2012	273.8266	272.7583	277.3155	273.4723	261.5746	240.2625	256.1229	245.2881	234.7385	223.6726	221.6742	219.6744

ML SELECT FUTURES I L.P.

December 31, 2012

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $560,341,219

Current Capitalization:   $67,504,251

Worst Monthly Drawdown(2):  (14.94)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (32.72)%  (December 2009 — December 2012)

Net Asset Value per Unit, December 31, 2012:   $219.6744

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	(3.64)%	0.25%	(5.04)%	(1.47)%	5.24%
February	(0.39)	3.18	(1.02)	(0.74)	8.62
March	1.67	(1.36)	2.23	(2.99)	(1.57)
April	(1.39)	4.49	(0.48)	(1.24)	(2.18)
May	(4.35)	(6.05)	(13.05)	2.62	2.83
June	(8.15)	(2.35)	(1.39)	(0.42)	2.08
July	6.60	(0.13)	(3.61)	2.27	(4.22)
August	(4.23)	0.50	1.16	2.34	(2.74)
September	(4.30)	5.94	3.19	0.25	1.46
October	(4.71)	(7.25)	5.74	(0.66)	11.77
November	(0.89)	2.19	(1.96)	4.13	2.35
December	(0.90)	0.12	5.07	(1.84)	0.38
Compound Annual Rate of Return	(22.70)%	(1.30)%	(10.16)%	2.01%	25.38%

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

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

In the Trading Program, Sunrise applies its trend-following systems to a broadly-diversified portfolio of futures and forwards on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S. stock indices, currencies and their cross rates. Sunrise may trade these investments on any U.S. or non-U.S. exchange.

Performance Summary

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2012	Profit (Loss)
Energy	$(7,245,645)
Currencies	(5,617,315)
Agricultural Commodities	1,495,278
Interest Rates	(1,118,065)
Stock Indices	(1,109,736)
Metals	(5,202,166)
$(18,797,649)

The Partnership experienced a net trading loss of $18,797,649 for the year ended December 2012. Profits were primarily attributable to the Fund trading in the agriculture sector posting profits. The stock indices, interest rates, metals, currency and energy sectors posted losses.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as the winter’s unusually warm climate across much of the country disrupted the seasonal trading patterns, ultimately causing prices to drop further. Trading in coffee was profitable as the coffee prices continued to decline on expectations of a record crop in Brazil, the world’s largest producer. Profits were posted to the Partnership in the middle of the first quarter as coffee prices ended the month of February lower, in favor of short positions which were driven by its own, weather related fundamentals. Profits were posted to the Partnership at the end of the first quarter. The coffee market remained in a downward trend, which contributed to profits. Since hitting a near record high price in 2011, coffee prices fell on expectations of a large Brazilian crop, the world’s largest coffee producer.   Profits were posted to the Partnership at the beginning of the second quarter. The Soybean complex markets exhibited the strongest trends and were the most profitable agricultural markets as prices moved steadily higher. This trend appeared to be partly in reaction to the shortage of soybeans available for export from South America. Losses were posted to the Partnership in the middle of the second quarter. Losses were incurred in the soybean market as prices turned lower after rallying for months. Improved weather forecasts for U.S. crops and prospects of slowing Chinese demand seemed to be the contributing factors behind the price correction. The corn market also experienced significant price swings causing the Trading Program to be whipsawed in and out of short trades. On the positive side, trading in cotton and sugar was profitable due to strong downtrends in both markets. Losses were posted to the Partnership at the end of the second quarter. Grains and softs produced mixed results, with short positions in corn and sugar reversing in trend quickly resulting in modest losses. The ability to go long and short proved its worth again with profitable positions in short rubber and long soybean meal.   Profits were posted to the Partnership at the beginning of the third quarter. Soybeans and soymeal accounted for the bulk of the profits as prices advanced. Corn and wheat also contributed to gains through newly established long positions. Profits were posted to the Partnership in the middle of the third quarter. As drought continued across the U.S., upward price trends in soybeans and soymeal generated profits. Also contributing was the Trading Program’s short position in the Tokyo rubber market which continued its downward trend, while cotton and wheat positions generated small losses. Losses were posted to the Partnership at the end of the third quarter. Struggles in the agricultural sector was a fairly sharp price uptick in the rubber market that eroded some of the gains made in previous months;

however, short cotton position was profitable for the month but was not enough to offset losses. Losses were posted to the Partnership at the beginning of the fourth quarter as the price effects of the summer drought continued to wane in October. The several-month rally in the soybean complex appeared to end as the Trading Program was knocked out of its remaining long positions by mid-October and the wheat market followed a similar path. Profits were posted to the Partnership in the middle of the fourth quarter only to be reversed at the end of the fourth quarter. Most damaging were sharp reversals in corn and wheat, both of which caused the Trading Program to be entirely knocked out of long positions.

The stock indices sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. After 2011’s wild swings, equity markets had a strong start to the new year and moved steadily higher. Positive data from the U.S., China and even Europe helped drive stock prices higher. The Trading Program exited all of its remaining short trades and initiated new long positions in both domestic and foreign equity markets. Profits were posted to the Partnership in the middle of the first quarter. A two month rally, driven in large part by an improving U.S. economic outlook and a stabilizing European debt situation, ultimately challenged the technically (and psychologically) important 13,000 level. Among the equity positions, the NASDAQ was the best performing market for the Trading Program’s strategy. Profits were posted to the Partnership at the end of the first quarter. The U.S. equity markets continued to trend in March, moving up without a meaningful retracement. An improving U.S. economy combined with an increase in investor confidence and signs of stabilization in Europe appeared to influence this rally. Losses were posted to the Partnership at the beginning of the second quarter. Domestic equities initially retreated from their 2012 highs, but began to bounce back during the second half of April. European equities, on the other hand, continued to weaken, diverging from the path of U.S. equity markets. Losses were posted to the Partnership in the middle of the second quarter. Performance was affected by a shift away from risky assets, including equities into safe haven assets, such as government bonds and the U.S. dollar. Worries about Europe emerged again, including a potential Greek exit from the Euro. Attention returned to soft U.S. economic data and slowing growth in China. In this context, global equity markets were down across the board. The uncertainty surrounding Greece’s future in the Euro zone and worries of an expanding crisis turned the global equity market into a downfall. The Trading Program was stopped out of its remaining long positions and generated negative performance.  Losses were posted to the Partnership at the end of the second quarter.  Towards the end of June the decision in Brussels to allow European bailout funds to directly help crisis-stricken banks was seen by many as a key measure to supporting beleaguered Spanish banks. The backing of the German parliament, by passing the euro zone permanent bailout scheme and budget by a wide margin, appeared to give markets additional confidence in the plan. This news was a shot in the arm to the global economy, causing equity markets to rally sharply on the last trading day of June in contrast to the pattern they had shown in the preceding several weeks. Long U.S. equities positions held at the beginning of June were flattened out for modest losses. Losses were posted to the Partnership at the beginning of the third quarter. Positions in equity indices were limited, due to lack of defined trends as well as short-selling bans imposed by European regulators. Losses were posted to the Partnership in the middle of the third quarter as trading in equities was unprofitable as markets reversed. Profits were posted to the Partnership at the end of the third quarter. Profits were generated in equities as stock markets across the globe generally approached new highs on news of the U.S. Federal Reserve’s ongoing commitment to simulative fiscal policies. Losses were posted to the Partnership at the beginning of the fourth quarter due to choppy U.S. stock index futures. Profits were posted to the Partnership in the middle of the fourth quarter due to the Trading Program’s positions in the Asian and European stock markets, on both longer term upward trends and some shorter term price pullbacks. Profits were posted to the Partnership at the end of the fourth quarter due to the Trading Program’s geographic diversification in Japan, the Netherlands, Korea, Spain and Italy.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Following the U.S. Federal Reserve’s announcement, interest rate futures rallied, pushing yields lower. Losses were posted to the Partnership in the middle through the end of the first quarter. During the first half of March, U.S. interest rates moved higher. This rate rise triggered a liquidation of the Trading Program’s remaining exposure in domestic interest rate futures, which caused negative performance. Profits were posted to the Partnership at the beginning of the second quarter.  Yields declined after the first quarter optimism changed to anxiety about future economic growth. Profits were posted to the Partnership in the middle of the second quarter. The concerns about Europe drove investors into perceived safe havens of U.S. and German bonds, with yields declining. Losses were posted to the Partnership at the end of the second quarter. Long interest rate positions in the U.S., Europe and Asia maintained their established trends while also posting small losses. Profits were posted to the Partnership at the beginning of the third quarter.  Yields declined after the first quarter optimism changed to anxiety about future economic growth. Losses were posted to the Partnership at the end of the third quarter. Long interest rate positions in the U.S., Europe and Asia maintained their established trends while also posting small losses. Losses were posted to the Partnership at the beginning through the middle of the fourth quarter. The Trading Program’s profits from their long Japanese bond positions were offset by losses in the long European bond market. Losses were posted to the Partnership at the end of the fourth quarter. Small losses by the Trading Program across the U.S. yield curve and in Japanese and Canadian bond markets combined to cause a monthly loss in the sector overall.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The Partnership liquidated a substantial portion of short positions in metals as prices bounced back from their December lows. Losses were posted to the Partnership in the middle through the end of the first quarter due to volatility in the market.  Losses were posted to the Partnership at the beginning of the second quarter. Profits were posted to the Partnership in the middle of the second quarter. The metals sector was profitable due to gains from short positions in base metals. Small losses were incurred in gold. Losses were posted to the Partnership at the end of the second quarter. In the metals sector, aluminum was a bright spot, where the Trading Program was able to capitalize on a newly established short position however was not enough to offset the losses posted to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter. Short positions in base metals were profitable with the biggest decliners being aluminum and nickel. Fear of a global slowdown, spurred by debt fears in Europe and the specter of a hard landing in China, appeared to cause demand to drop off. Losses were posted to the Partnership in the middle of the third quarter. Profitable trends in the global metals markets retraced in August causing the Trading Program to give back some of the profits it had made shorting these markets over the past several months. In particular, silver and aluminum both rallied, while positions in copper, nickel and zinc finished essentially flat. Losses were posted to the Partnership at the end of the third quarter as downward price trends that had been building throughout the summer sharply reversed in early September, with aluminum and nickel markets generating the largest losses. Industrial metals appeared to rally on news of ongoing stimulus measures made by the U.S. and China. Losses were posted to the Partnership at the beginning of the fourth quarter due to sharp reversals in zinc and aluminum. Profits were posted to the Fund in the middle of the fourth quarter only to be reversed at the end of the fourth quarter. A sharp price drop in gold in the middle of December triggered a short position that was profitable until the end of the month when prices reversed sharply and forced the Trading Program to liquidate.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as the U.S. dollar reversed course over the second half of January and weakened across the board. The Euro initially touched a 16-month low against the U.S. dollar and then climbed back above $1.30. Losses were posted to the Partnership in the middle of the first quarter. The currency sector suffered from price reversals against established market trends, particularly in the Euro and the Japanese yen. The Euro staged a rally as optimism about Greece sent the currency to a three month high against the U.S. dollar and the Euro trades were partially liquidated as a result. The Japanese yen fell against the U.S. dollar after the Bank of Japan injected more money into the economy, applying downward pressure on the Japanese yen. Consequently, the Partnership was stopped out of all of its long Japanese yen positions. The Partnership also liquidated most of the short positions in minor currencies as they moved higher against the U.S. dollar. Losses were posted to the Partnership at the end of the first quarter.  The U.S. dollar initially benefited from higher yields and gained against other currencies; however, the U.S. dollar came under pressure during the second half of March. The Partnership maintained a very low exposure in the currency sector during March due to a lack of any sustained trends. Losses were posted to the Partnership at the beginning of the second quarter.  The U.S. dollar moved sideways, trading in a relatively narrow range.  Profits were posted to the Partnership in the middle of the second quarter. In the face of the recent European crisis, selling the Euro was the theme of May. The Euro fell to a 2-year low against the U.S. dollar. Minor currencies also weakened, contributing to profits. Losses were posted to the Partnership at the end of the second quarter. The U.S. dollar and treasuries, recipients of significant inflows in light of the crisis in Europe, saw sharp drops at month end as investors showed more confidence that Europe could avoid fiscal collapse. Profits were posted to the Partnership at the beginning of the third quarter.  Currencies were profitable with short positions in the Euro and Swiss Franc against the U.S. dollar performing the best. Questions about the health of the Eurozone and whether or not Greece will exit continued to play a likely role in pushing the common currency down. The Trading Program’s short positions in minor currencies against the U.S. dollar were slightly profitable. Several profitable cross rate trades also added to the currency sector’s overall strong performance. Losses were posted to the Partnership in the middle of the third quarter. The Euro and Swiss franc strengthened against the U.S. dollar after their July weakness and a variety of European minor currencies also followed suit, further harming performance. The Trading Program’s short Euro/Sterling and long Sterling/Swiss franc positions also posted small losses. Losses were posted to the Partnership at the end of the third quarter. The upward move of the Euro currency that began in August continued in September causing further losses for the Partnership, resulting in the Trading Program taking out its position entirely. The Swiss franc followed the euro, generating losses and causing the Trading Program to reduce its position over the course of September. Currencies continued their perplexing 2012 trajectory as October saw weakness in markets that were strong the month before (British pound) and strength in markets that were weak in previous months (Swiss franc) and both currencies caused small losses posted to the Partnership at the beginning of the fourth quarter. Profits were posted to the Partnership in the middle of the fourth quarter due to profits from the South African rand, the Brazilian real, and the Japanese yen. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s positions in the South African rand, New Zealand dollar, Australian dollar and Brazilian real.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Short natural gas positions posted profits in January. Overall, the boom in low-cost natural gas from shale suppressed prices. In addition, the market appeared to be anticipating storage cost increases on the horizon as stored inventories continued to build. Losses were posted to the Partnership in the middle of the first quarter. Energy prices rallied as tensions with Iran raised fears about a possible supply disruption and/or military conflict. The Iran situation had a more pronounced impact on Brent crude as compared to West Texas Intermediate, because the Eurozone is one of Iran’s biggest markets for its oil. The price of U.S. oil lagged behind that of Brent crude, which rose above $125 per barrel in February while West Texas Intermediate stayed below the $110 level. Towards the end of February energy prices retreated by more than which caused the sector to finish the month with a minor loss. Nevertheless, rising oil prices seem to be a key fundamental risk factor for the global economy. Profits were posted to the Partnership at the end of the first quarter. Gasoil and Unleaded Gas (RBOB) finished March higher and generated profits, while Brent crude traded sideways and posted only marginal gains. Trading in natural gas was also profitable. The market had been oversupplied and prices continued to weaken. Losses were posted to the Partnership at the beginning of the second quarter. Gasoline and oil prices declined as tensions appeared to ease over Iran’s nuclear program, generating losses in long positions. Natural gas resumed its downtrend at first, then suddenly moved higher on apparent weather related demand and finished flat for April.  Losses were posted to the Partnership in the middle of the second quarter. With the worsening situation in Europe and the slowdown in Chinese manufacturing sector oil prices came under pressure. Short natural gas, the Trading Program’s only remaining energy position, ended May flat. Losses were posted to the Partnership at the end of the second quarter. Short positions established in Brent crude, West Texas Intermediate crude and heating oil in the early part of June gradually gained until giving back all gains and more at the end of June. Losses were posted to the Partnership at the beginning of the third quarter. The energy sector was mixed with the Trading Program’s short positions being exited in West Texas Intermediate crude, Brent crude and heating oil at modest losses. After exiting a short position built on a multi-year decline in the price of natural gas, the Trading Program’s long position proved to be profitable as prices jumped over 60 percent from the lows touched in April. Losses were posted to the Partnership in the middle of the third quarter. The natural gas market reversed direction after a sharp rally over the past several months, and undercut the Trading Program’s long position. The drivers behind this price reversal were not clear, as the demand for natural gas was strong across the U.S. and production subsided as a result of hurricane Isaac. Regardless, the market forces that had driven natural gas to near 12-month highs clearly lost influence in August. The Trading Program’s small gains in Reformulated Gasoline Blendstock for Oxygen Blending gasoline were insufficient to offset losses in natural gas. Profits were posted to the Partnership at the end of the third quarter. The Trading Program’s positions remained light with the exception of long positions in natural gas and Rbob unleaded gasoline. Losses were posted to the Partnership at the beginning of the fourth quarter. After a strong rally toward the end of the third quarter, unleaded gas reversed sharply in late October causing losses and knocking the Trading Program entirely out of what had been a fairly sizeable position coming into the month. Driving this change in price direction appeared to be a sudden spike of investor pessimism in the wake of various unfavorable global economic projections. Losses were posted to the Partnership in the middle of the fourth quarter as natural gas, heating oil, gas oil and Brent crude oil all contributed to a net loss for November. Natural gas’ upward price trend reversed by the middle of November. Losses were posted to the Partnership at the end of the fourth quarter due to the natural gas market which sharply reversed, and also losses in heating oil and gasoil.

December 31, 2011

Total Trading
Year ended December 31, 2011	Profit (Loss)
Energy	$5,625,300
Currencies	(514,747)
Agricultural Commodities	(2,135,384)
Interest Rates	930,413
Stock Indices	(3,104,805)
Metals	5,503,752
$6,304,529

The Partnership experienced a net profit of $6,304,529 for the year ended December 31, 2011. The Partnership’s profits were primarily attributable to the energy, metals and interest rate sectors posting profits. The currencies, agriculture and stock indices sectors posted losses.

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

The Partnership receives an interest based on the daily effective federal funds rate less 20 basis points on their U.S. dollar deposits.  Other rates exist for the non U.S. dollar deposits, however, most of the Partnership’s cash is held in U.S. dollars. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

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

Substantially all of the Partnership’s assets are held in cash. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Partnership should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Partnership to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Partnership generally may redeem any or all of their Units at Net Asset Value, effective as of last day of any calendar month, upon providing notice at least 10 calendar days prior to month-end. Units redeemed at or prior to the twelfth full month following the purchase date will be assessed a redemption charge of 4% as of the date of redemption, paid to the General Partner. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable redemption date.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2012, 2011 and 2010. During the fiscal year 2012, the Partnership’s average capitalization was $94,773,855. During the fiscal year 2011 the Partnership’s average capitalization was $136,420,002. During the fiscal year 2010 the Partnership’s average capitalization was $161,221,838.

December 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,008,781	1.06%	$2,364,944	$90,564
Metals	657,510	0.69%	1,122,328	244,104
Stock Indices	2,659,692	2.81%	4,691,664	1,362,157
Interest Rates	151,931	0.16%	320,634	17,225
Energy	2,052,061	2.17%	4,195,504	492,784
Agricultural Commodities	1,110,294	1.17%	2,277,960	138,050

TOTAL	$7,640,269	8.06%	$14,973,034	$2,344,884

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$722,611	0.53%	$2,136,569	$101,010
Metals	1,626,213	1.19%	4,305,946	415,617
Stock Indices	280,197	0.21%	433,048	122,933
Interest Rates	179,017	0.13%	552,824	3,431
Energy	1,985,011	1.46%	5,309,438	192,556
Agricultural Commodities	1,037,323	0.76%	2,066,543	381,375

TOTAL	$5,830,372	4.28%	$14,804,368	$1,216,922

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2012, by market sector.

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

Metals

The Partnership’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2012. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2012.

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

Sunrise Risk Management

The management of risk is an integral part of the Sunrise Trading System.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(4,025,962)	$(519,331)	$(12,924,325)	$(1,243,701)	$(4,981,476)	$9,852,553	$(3,727,892)	$5,246,877
Total Expenses	1,064,473	1,296,513	1,472,882	1,657,465	1,775,438	1,927,322	2,067,680	2,188,972
Net Income (Loss)	$(5,090,435)	$(1,815,844)	$(14,397,207)	$(2,901,166)	$(6,756,914)	$7,925,231	$(5,795,572)	$3,057,905

Net Income (Loss) per weighted average Unit	$(15.31)	$(4.97)	$(36.54)	$(6.94)	$(15.50)	$17.08	$(11.84)	$5.92

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e)  under the Securities Exchange Act) with respect to the Partnership as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2012, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:  Other Information

Not Applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by Sunrise on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $1,318,046.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Partnership does not have any officers, managers or employees.  The Partnership pays brokerage commissions to MLPF&S, which is a BAC affiliate of MLAI and administrative fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2012, MLAI owned 6,000 Unit-equivalent general partnership interests, which constituted 1.95% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Partnership

Many of the primary service providers to the Partnership are BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Partnership to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Partnership pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Partnership pays MLAI Administrative Fees.

The Partnership maintains, cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Partnership’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Partnership.

In 2012, the Partnership directly expensed:  (i) Wrap Fees of $5,491,333 to MLPF&S, which included $994,216 in consulting fees earned by Sunrise; and (ii) Administrative Fees of $238,754 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business” “— Custody of Assets” and “— Cash Management and Interest” and “— Charges” and “— Description of Current Charges” for discussion regarding certain business dealings between BAC affiliates and the Partnership.

(b)                                 Director Independence

No person who served as a manager of MLAI during 2012 would be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $98,000, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 or 2011 related to the Partnership.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

Amended and Restated Certificate of Limited Partnership of ML Select Futures I L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on April 30, 2003 (the “Registration Statement”).

3.02	ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K, filed on March 16, 2011.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/ Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SELECT FUTURES LIMITED PARTNERSHIP

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.