Form 10-Q
period 2013-03-31
ML SELECT FUTURES I LP
filed 2013-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 286,440 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,042,669 for 2013 and $5,303,414 for 2012)	$65,456,868	$70,840,801
Net unrealized profit on open futures contracts	156,742	713,463
Cash	515,790	499,274
Accrued interest receivable	5,263	5,904

TOTAL ASSETS	$66,134,663	$72,059,442

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$760,075	$394,347
Net unrealized loss on open forward contracts	42,630	454,655
Redemptions payable	2,068,457	3,364,972
Wrap fee payable	313,049	341,217
Other liabilities	6	—
Total liabilities	3,184,217	4,555,191

PARTNERS’ CAPITAL:

General Partner (3,700 Units and 6,000 Units)	813,142	1,318,046
Limited Partners (282,740 Units and 301,292 Units)	62,137,304	66,186,205

Total partners’ capital	62,950,446	67,504,251

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$66,134,663	$72,059,442

NET ASSET VALUE PER UNIT
(Based on 286,440 and 307,292 Units outstanding; unlimited Units authorized)	$219.7681	$219.6744

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$1,500,547	$(2,567,221)
Change in unrealized, net	(510,424)	1,303,912

Total trading profit (loss), net	990,123	(1,263,309)

INVESTMENT INCOME (LOSS)

Interest, net	14,872	19,608

EXPENSES:

Wrap fee	959,880	1,657,465

Total expenses	959,880	1,657,465

NET INVESTMENT INCOME (LOSS)	(945,008)	(1,637,857)

NET INCOME (LOSS)	$45,115	$(2,901,166)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	301,438	417,840

Net income (loss) per weighted average General Partner and Limited Partner Unit	$0.15	$(6.94)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	456	—	124,865	124,865

Net income (loss)	—	(41,181)	(2,859,985)	(2,901,166)

Redemptions	(16,198)	—	(4,470,661)	(4,470,661)

PARTNERS’ CAPITAL, March 31, 2012	404,078	$1,663,893	$110,393,216	$112,057,109

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	347	44,768	45,115

Redemptions	(20,852)	(505,251)	(4,093,669)	(4,598,920)

PARTNERS’ CAPITAL, March 31, 2013	286,440	$813,142	$62,137,304	$62,950,446

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012

Per Unit Operating Performance:

Net asset value, beginning of period	$219.6744	$284.1791

Realized trading profit (loss)	5.0504	(6.1111)
Change in unrealized, net	(1.8225)	3.1673
Interest income, net	0.0494	0.0470
Expenses (1)	(3.1836)	(3.9668)

Net asset value, end of period	$219.7681	$277.3155

Total Return:

Total return (2)	0.04%	-2.42%

Ratios to Average Partners’ Capital (1):

Expenses (2)	1.44%	1.44%
Net investment loss	-1.42%	-1.42%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or Trading Advisor) is the trading advisor of the Partnership. The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary (“F/X”) forward prime broker for the Partnership. The General Partner may select other parties as F/X or other over-the counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital accounts in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of     March 31, 2013 and December 31, 2012, are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	86	$(8,215)	-0.01%	(235)	$75,268	0.12%	$67,053	0.11%	April 2013 - June 2013
Currencies*	26,054,548	(105,327)	-0.17%	(44,362,338)	(458,353)	-0.73%	(563,680)	-0.90%	June 2013
Energy	140	17,163	0.03%	—	—	0.00%	17,163	0.03%	April 2013
Interest rates	354	181,236	0.29%	(26)	(5,033)	-0.01%	176,203	0.28%	June 2013 - December 2013
Metals	72	(533,302)	-0.85%	(133)	346,786	0.55%	(186,516)	-0.30%	May 2013
Stock indices	606	(151,161)	-0.24%	(247)	(5,025)	-0.01%	(156,186)	-0.25%	April 2013 - June 2013

Total, net		$(599,606)	-0.95%		$(46,357)	-0.08%	$(645,963)	-1.03%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture		$—	0.00%	(268)	$160,609	0.24%	$160,609	0.24%	February 2013 - March 2013
Currencies*	80,585,876	(313,499)	-0.46%	(91,171,403)	334,816	0.50%	21,317	0.04%	January 2013 - March 2013
Interest rates	569	(186,285)	-0.28%	—	—	0.00%	(186,285)	-0.28%	March 2013
Metals	—	—	0.00%	(88)	(90,822)	-0.13%	(90,822)	-0.13%	February 2013 - March 2013
Stock indices	781	(40,358)	-0.06%	—	—	0.00%	(40,358)	-0.06%	January 2013 - March 2013

Total, net		$(540,142)	-0.80%		$404,603	0.61%	$(135,539)	-0.19%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).  All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Partnership has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Partnership determined that Level II securities would include its forward and certain futures contracts.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(582,229)	$(48,927)	$(533,302)	$—
Short	(21,104)	(301,940)	280,836	—
	$(603,333)	$(350,867)	$(252,466)	$—

Forwards
Long	$(17,377)	$—	$(17,377)	$—
Short	(25,253)	—	(25,253)	—
	$(42,630)	$—	$(42,630)	$—

March 31, 2013	$(645,963)	$(350,867)	$(295,096)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(384,296)	$(384,296)	$—	$—
Short	703,412	703,412	—	—
	319,116	319,116	—	—

Forwards
Long	(155,846)	—	(155,846)	—
Short	(298,809)	—	(298,809)	—
	(454,655)	—	(454,655)	—

December 31, 2012	$(135,539)	$319,116	$(454,655)	$—

The Partnership’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Partnership presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Partnership maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$365,889	$1,029,689
Currencies	(320,924)	(3,729,859)
Energy	(840,367)	948,355
Interest rates	(989,566)	(636,484)
Metals	(86,768)	(2,414,728)
Stock indices	2,861,859	3,539,718

Total, net	$990,123	$(1,263,309)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Sunrise.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Partnership.

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement  with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in equity in commodity trading accounts on the Statements of Financial Condition.

Indemnifications

In the normal course of business the Partnership has entered, or may in the future enter, into agreements that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent perform the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for each of the three month periods ended March 31, 2013 and 2012, are paid on behalf of the Partnership by the Sponsor. These fees are included in the wraps fees.

Wrap Fees and Interest as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

The Partnership calculates the Net Asset Value per unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” as of any calculation date will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2012	$273.8266	$272.7583	$277.3155
2013	$227.3940	$214.0573	$219.7681

Liquidity and Capital Resources

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

For the three months ended March 31, 2013, Partnership capital decreased 6.75% from $67,504,251 to $62,950,446.  This decrease was attributable to the net income from operations of $45,115 coupled with the redemption of   20,852 Redeemable Units of Interest resulting in an outflow of $4,598,920.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Partnership follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Partnership conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Partnership experienced a net trading profit of $990,123 before brokerage commissions and related fees in the first quarter of 2013. The Partnership’s profits were primarily attributable to the stock indices and the agriculture sectors posting profits. The metals, currencies, energy and interest rates sectors posted losses.

The stock indices posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as investor confidence drove prices up across numerous markets traded. Leading the charge for the Trading Program were Japanese equities which continued their late 2012 run in the wake of continued efforts by the new government to stimulate its economy by weakening the Japanese yen. Losses were posted to the Partnership in the middle of the quarter. Trading in the U.S. markets generated small profits that were offset by losses in international equities in the face of Italian politics and other perceived indicators of global economic weakness. As a result, the Trading Program continued profitable trading of U.S. stock indices and trending S&P sub-sectors was outweighed by losses in both Europe and Asia for the month. Profits were posted to the Partnership at the end of the quarter due to the surging U.S. stock markets. Large gains in the S&P, NASDAQ, Dow Jones and various U.S. equity sub-sectors generated the bulk of equity profits.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter in which sugar prices spiraled downward in support of the Trading Program’s short position. Profits were posted to the Partnership in the middle of through the end of the quarter due to the Trading Program’s short positions in sugar and coffee.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as gold and copper pushed upward against the Trading Program’s short positions. Also challenging was the zinc market, wherein the Trading Program entered into a long position only to sharply reverse resulting in losses posted to the Partnership. Losses were posted to the Partnership in the middle of the quarter with zinc losses offsetting gains in gold and copper. Profits were posted to the Partnership at the end of the quarter as the Trading Program’s short copper and gold positions continued to track ongoing reversals in each of those markets and offset a small loss incurred on a long zinc trade.

The currency sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. The sharp downward move in the Japanese yen that began late 2012 accelerated in January and led to profit taking by the Trading Program. Complementing the Japanese yen’s productive move was a solid upward surge in the euro and European minor currencies. Profits were also found shorting the South African rand which continued a downward trend and further bolstered the Trading Program’s January performance in currency. These trading gains were more-than-sufficient to offset losses suffered when the Swiss franc and Australian dollar moved against the Trading Program’s long positions and the British pound spiked upward against the Trading Program’s short position. Losses in the euro, Swiss franc, Australian dollar and a range of minor European currencies outweighed gains in the British pound, Japanese yen, and South African rand resulting in losses posted to the Partnership in the middle of the quarter. Profits were posted to the Partnership at the end of the quarter. March began with the Trading Program’s short euro trade that caused a loss, which was offset by winning short positions in the Japanese yen, Swiss franc and South African rand.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Most notably, crude oil spiked sharply yielding profits for the Trading Program. Supplementing these profits were favorable trades in heating oil, and various gasoline markets. Losses were posted to the Partnership in the middle of the quarter. Strong upward trends and seemingly orderly pullbacks were disrupted by unpredicted price turmoil when an unidentified investor sold large quantities of crude oil futures within a very short time window toward the end of the month of February.  This occurrence reduced prices below the Trading Program’s risk tolerances and forced the Trading Program out of trading positions that otherwise appeared on track to produce positive returns. The Trading Program also generated losses in unleaded gas, gas oil, heating oil and Brent crude. Profits were posted to the Partnership at the end of the quarter as the Trading Program’s long natural gas trade toward the end of the month of March generated gains to offset losses realized by shorting the same market in early March.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. In particular, the U.S. and European interest rates moved downward against the Trading Program’s short bond positions. Losses were posted to the Partnership in the middle of the quarter due to small losses in European interest rates. Profits were posted to the Partnership at the end of the quarter due to the Trading Program’s long bond/short interest rate positions across Europe and in Japan and long T- note/short rate positions in the U.S.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the three months ended March 31, 2013 and 2012, the Partnership’s average capitalization was approximately $65,567,092 and $114,770,435, respectively.

	March 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,245,551	3.42%	$2,586,952	$1,823,562
Metals	743,030	1.13%	855,996	603,398
Stock Indices	622,203	0.95%	716,800	505,278
Interest Rates	701,946	1.07%	808,666	570,035
Energy	68,373	0.10%	78,768	55,524
Agricultural Commodities	267,121	0.41%	307,733	216,923
TOTAL	$4,648,224	7.08%	$5,354,915	$3,774,720

	March 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$299,401	0.26%	$363,826	$220,948
Metals	330,778	0.29%	401,955	244,104
Stock Indices	3,860,872	3.36%	4,691,664	2,849,206
Interest Rates	23,341	0.02%	28,364	17,225
Energy	2,347,184	2.05%	2,852,257	1,732,150
Agricultural Commodities	1,765,361	1.54%	2,145,236	1,302,783
TOTAL	$8,626,937	7.52%	$10,483,302	$6,366,416

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

Non-Trading Risk.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2013 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2013. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of March 31, 2013

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-13	$—	—	$219.6744
Feb-13	—	—	227.3940
Mar-13	—	—	214.0573
Apr-13	—	—	219.7681

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02: Are filed herewith.

32.01 and

32.02 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)