Form 10-Q
period 2013-06-30
ML SELECT FUTURES I LP
filed 2013-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 262,250 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:

Equity in commodity trading accounts:
Cash (includes restricted cash of $7,591,233 for 2013 and $5,303,414 for 2012)	$60,802,051	$70,840,801
Net unrealized profit on open futures contracts	856,773	713,463
Cash	431,492	499,274
Accrued interest receivable	2,491	5,904

TOTAL ASSETS	$62,092,807	$72,059,442

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$831,867	$394,347
Net unrealized loss on open forward contracts	157,103	454,655
Redemptions payable	1,631,306	3,364,972
Wrap fee payable	292,788	341,217
Other liabilities	215	—
Total liabilities	2,913,279	4,555,191

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 6,000 Units)	674,944	1,318,046
Limited Partners (259,259 Units and 301,292 Units)	58,504,584	66,186,205

Total partners’ capital	59,179,528	67,504,251

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$62,092,807	$72,059,442

NET ASSET VALUE PER UNIT
(Based on 262,250 and 307,292 Units outstanding; unlimited Units authorized)	$225.6605	$219.6744

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$2,034,321	$(9,253,298)	$3,534,868	$(11,820,519)
Change in unrealized, net	513,766	(3,692,754)	3,342	(2,388,842)

Total trading profit (loss), net	2,548,087	(12,946,052)	3,538,210	(14,209,361)

INVESTMENT INCOME (LOSS)

Interest, net	7,882	21,727	22,754	41,335

EXPENSES:

Wrap fee	900,200	1,472,882	1,860,080	3,130,347

Total expenses	900,200	1,472,882	1,860,080	3,130,347

NET INVESTMENT INCOME (LOSS)	(892,318)	(1,451,155)	(1,837,326)	(3,089,012)

NET INCOME (LOSS)	$1,655,769	$(14,397,207)	$1,700,884	$(17,298,373)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	277,444	394,055	289,441	405,947

Net income (loss) per weighted average General Partner and Limited Partner Unit	$5.97	$(36.54)	$5.88	$(42.61)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX  MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	636	—	174,865	174,865

Net income (loss)	—	(263,500)	(17,034,873)	(17,298,373)

Redemptions	(47,185)	—	(12,497,468)	(12,497,468)

PARTNERS’ CAPITAL, June 30, 2012	373,271	$1,441,574	$88,241,521	$89,683,095

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	22,149	1,678,735	1,700,884

Redemptions	(45,042)	(665,251)	(9,360,356)	(10,025,607)

PARTNERS’ CAPITAL, June 30, 2013	262,250	$674,944	$58,504,584	$59,179,528

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Six months ended	Three months ended
	June 30, 2013	June 30, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$219.6744	$219.7681

Realized trading profit (loss)	12.2928	7.2423
Change in unrealized, net	0.0444	1.8669
Interest income, net	0.0777	0.0283
Expenses (1)	(6.4288)	(3.2451)

Net asset value, end of period	$225.6605	$225.6605

Total Return:

Total return (2)	2.72%	2.68%

Ratios to Average Partners’ Capital (1):

Expenses (2)	2.90%	1.45%
Net investment loss	-2.86%	-1.44%

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

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or Trading Advisor) is the trading advisor of the Partnership. The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six  month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULE OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012, are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture			0.00%	(338)	$122,003	0.21%	$122,003	0.21%	August 2013 - December 2013
Currencies*	22,581,555	(336,756)	-0.57%	(61,008,155)	67,265	0.11%	(269,491)	-0.46%	September 2013
Energy			0.00%	(77)	12,676	0.02%	12,676	0.02%	July 2013
Interest rates			0.00%	(1,968)	(13,203)	-0.02%	(13,203)	-0.02%	September 2013 - March 2014
Metals	291	(1,284,904)	-2.17%	(609)	1,733,198	2.93%	448,294	0.76%	July 2013- September 2013
Stock indices	254	(69,705)	-0.12%	(184)	(362,771)	-0.61%	(432,476)	-0.73%	July 2013- September 2013

Total, net		$(1,691,365)	-2.86%		$1,559,168	2.64%	$(132,197)	-0.22%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(268)	$160,609	0.24%	$160,609	0.24%	February 2013 - March 2013
Currencies*	80,585,876	(313,499)	-0.46%	(91,171,403)	334,816	0.50%	21,317	0.04%	January 2013 - March 2013
Interest rates	569	(186,285)	-0.28%	—	—	0.00%	(186,285)	-0.28%	March 2013
Metals	—	—	0.00%	(88)	(90,822)	-0.13%	(90,822)	-0.13%	February 2013 - March 2013
Stock indices	781	(40,358)	-0.06%	—	—	0.00%	(40,358)	-0.06%	January 2013 - March 2013

Total, net		$(540,142)	-0.80%		$404,603	0.61%	$(135,539)	-0.19%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of June 30, 2013 and December 31, 2012.

With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Partnership determined that Level II investments would include its forward and certain futures contracts.

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,591,890)	$(306,986)	$(1,284,904)	$—
Short	1,616,796	456,320	1,160,476	—
	$24,906	$149,334	$(124,428)	$—

Forwards
Long	$(99,475)	$—	$(99,475)	$—
Short	(57,628)	—	(57,628)	—
	$(157,103)	$—	$(157,103)	$—

June 30, 2013	$(132,197)	$149,334	$(281,531)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(384,296)	$(384,296)	$—	$—
Short	703,412	703,412	—	—
	319,116	319,116	—	—

Forwards
Long	(155,846)	—	(155,846)	—
Short	(298,809)	—	(298,809)	—
	(454,655)	—	(454,655)	—

December 31, 2012	$(135,539)	$319,116	$(454,655)	$—

The Partnership’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

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

The Partnership presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Partnership maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(91,922)	$273,967
Currencies	332,861	11,937
Energy	(931,739)	(1,772,106)
Interest rates	408,141	(581,425)
Metals	3,497,289	3,410,521
Stock indices	(666,543)	2,195,316

Total, net	$2,548,087	$3,538,210

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	(1,966,469)	(936,780)
Currencies	(1,022,906)	(4,752,765)
Energy	(5,232,611)	(4,284,255)
Interest rates	713,043	76,559
Metals	(148,458)	(2,563,186)
Stock indices	(5,288,651)	(1,748,934)

Total, net	$(12,946,052)	$(14,209,361)

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts and in the over the counter markets counterparties may also require margin.

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Partnership has entered, or may in the future enter, into agreements that obligate the Partnership to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis including the Partnership’ based on each fund’s net assets. The fee is payable monthly in arrears. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for each of the three and six month periods ended June 30, 2013 and 2012, are paid on behalf of the Partnership by MLAI. These fees are included in the wraps fees.

Wrap Fees and Interest as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.  Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Partnership’s financial statements.

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

MONTH-END NET ASSET VALUE PER UNIT

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	June
2012	$273.8266	$272.7583	$277.3155	$273.4723	$261.5746	$240.2625
2013	$227.3940	$214.0573	$219.7681	$221.9490	$226.4065	$225.6605

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

Investors in the Partnership may redeem any or all of their Units at Net Asset Value, effective as of last day of any calendar month, upon providing notice at least 10 calendar days prior to month-end. Partial redemptions are permitted, provided that the Net Asset Value of an investor’s Units following such redemption is not less than $10,000.  Units redeemed at or prior to the twelfth full month following the purchase date will be assessed a redemption charge of 4% as of the date of redemption, paid to the General Partner. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable redemption date.

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

For the six month periods ended June 30, 2013, Partnership capital decreased 12.33% from $67,504,251 to $59,179,528.  This decrease was attributable to the net income from operations of $1,700,884 coupled with the redemption of 45,042 Redeemable Units of Interest resulting in an outflow of $10,025,607.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Partnership experienced a net trading profit of $2, 548,087 before brokerage commissions and related fees in the second quarter of 2013. The Partnership’s profits were primarily attributable to the metals, interest rate and currency sectors posting profits. The agriculture, stock indices and energy sectors posted losses.

The metals sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as copper and gold continued their 2013 price free fall in line with the Trading Program’s short positions in each market. Adding to profits was a short silver position toward the end of April. Profits were posted to the Partnership in the middle of the quarter. The metals sector diverged during May, with base metals, aluminum and copper, losing money in their short positions. Precious metals, gold and silver, conversely profited from short positions with gold dropping nearly $100 per ounce during the month of May and silver nearly $2 per ounce. Profits were posted to the Partnership at the end of the quarter. The Trading Program short position benefitted from Gold’s mid-month drop. Short positions in copper, nickel, aluminum and silver posted profits for the Partnership.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Fixed income trading was profitable April as long bond/short rate positions in both Germany and across the U.S. yield curve all turned profits posted to the Partnership which offset losses on the Trading Program’s long bond/short rate position in Japan. Losses were posted to the Partnership in the middle of the quarter. The interest rate sector lost money across the board, appearing to be principally driven by U.S. Federal Reserve Chairman Ben Bernanke’s comments that the Federal Reserve may reduce its bond purchasing program given recent signs of an improving economy. Markets reacted strongly to this, with the yield on the U.S. ten year rising nearly 50 basis points, to over two percent. This material move caused the Trading Program to exit its long positions held at the beginning of the month and go short U.S. treasuries across the yield curve. Profits were posted to the Partnership at the end of the quarter. The Trading Program’s diversified approach captured significant profits with short positions across the U.S. yield curve and Canada.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Currency trading was essentially flat for April as profitable trades such as long positions in the euro and Swiss franc and short positions in the Japanese yen were offset by long positions in the Australian dollar and short positions in the British pound and South African rand. Profits were posted to the Partnership in the middle of the quarter. The Trading Program’s short trades in the Australian dollar made money as it declined amid numbers out of China that pointed to a slowing economy and the prospect of softening demand for Australian commodities. The Trading Program short Japanese yen plays against the U.S. dollar, British pound and Euro were all profitable. The South African rand weakening against the U.S. dollar benefitted the Trading Program. Losses were posted to the Partnership at the end of the quarter. Profits from the Trading Program’s Australian dollar and buying British pounds and Euros were not enough to offset losses incurred shorting the Japanese yen, Singapore dollar, New Zealand dollar, and South African rand.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter resulting from the Trading Program’s long positions in cotton and short positions in soy meal and wheat. Profits were posted to the Partnership in the middle of the quarter resulting from the Trading Program’s short positions in grains and softs. Profits were posted to the Partnership at the end of the quarter resulting form the Trading Program’s short position in wheat.

The stock indices sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter resulting from the Trading Program’s long U.S. index trades as well as various S&P sub-sectors most responsive to the ongoing U.S. stock market surge. Also, the Trading Program’s long equity positions in Japan, Taiwan and Sweden and a profitable short position in India resulted in profits. Profits were posted to the Partnership in the middle of the quarter as U.S. and European equity markets climbed higher. Through the first two- thirds of May, the S&P, NASDAQ, DAX and EuroStoxx, among others, moved up day by day. Losses were posted to the Partnership at the end of the quarter as stocks dropped in June.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter resulting from the downward price movement that has persisting for much of the year in oil and gas products stalled and reversed just enough to undercut many of the Trading Program’s short positions. Losses were posted to the Partnership in the middle of the quarter. Volatility in natural gas led to losses that tipped the sector into negative territory in May. Profits were posted to the Partnership at the end of the quarter resulting from price fall-offs in RBOB gasoline, gasoil and Brent crude.

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

The Partnership’s risk exposure in the various market sectors traded by the Sunrise is quantified below in terms of Value at Risk.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six month periods ended June 30, 2013 and 2012, the Partnership’s average capitalization was approximately $63,401,312 and $108,138,000, respectively.

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,181,035	3.44%	$2,586,952	$1,823,562
Metals	1,655,684	2.61%	2,744,174	603,398
Stock Indices	870,014	1.37%	1,194,354	505,278
Interest Rates	734,126	1.16%	818,769	570,035
Energy	43,263	0.07%	78,768	15,768
Agricultural Commodities	244,720	0.39%	307,733	193,103

TOTAL	$5,728,842	9.04%	$7,730,750	$3,711,144

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,177,222	1.09%	$2,364,944	$220,948
Metals	404,423	0.37%	550,162	244,104
Stock Indices	3,424,763	3.17%	4,691,664	2,492,966
Interest Rates	114,642	0.11%	236,999	17,225
Energy	1,468,975	1.36%	2,852,257	492,784
Agricultural Commodities	1,872,410	1.73%	2,277,960	1,302,783

TOTAL	$8,462,435	7.83%	$12,973,986	$4,770,810

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

The Partnership also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and Sunrise for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of June 30, 2013 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of June 30, 2013. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of June 30, 2013

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-13	$—	—	$219.6744
Feb-13	—	—	227.3940
Mar-13	—	—	214.0573
Apr-13	—	—	219.7681
May-13	—	—	221.9490
Jun-13	—	—	226.4065
Jul-13	—	—	225.6605

(b)         Not applicable

(c)          Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)