Form 10-Q
period 2013-09-30
ML SELECT FUTURES I LP
filed 2013-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 243,354 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:

Equity in commodity trading accounts:
Cash (includes restricted cash of $5,155,107 for 2013 and $5,303,414 for 2012)	$54,002,040	$70,840,801
Net unrealized profit on open futures contracts	46,086	713,463
Cash	469,572	499,274
Accrued interest receivable	1,048	5,904

TOTAL ASSETS	$54,518,746	$72,059,442

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$967,858	$394,347
Net unrealized loss on open forward contracts	131,976	454,655
Redemptions payable	604,851	3,364,972
Wrap fee payable	255,965	341,217
Other liabilities	42	—
Total liabilities	1,960,692	4,555,191

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 6,000 Units)	638,127	1,318,046
Limited Partners (243,354 Units and 301,292 Units)	51,919,927	66,186,205

Total partners’ capital	52,558,054	67,504,251

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$54,518,746	$72,059,442

NET ASSET VALUE PER UNIT
(Based on 246,345 and 307,292 Units outstanding; unlimited Units authorized)	$213.3512	$219.6744

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$(1,406,730)	$(2,206,036)	$2,128,138	$(14,026,555)
Change in unrealized, net	(921,551)	1,663,198	(918,209)	(725,644)

Total trading profit (loss), net	(2,328,281)	(542,838)	1,209,929	(14,752,199)

INVESTMENT INCOME (LOSS)

Interest, net	5,449	23,507	28,203	64,842

EXPENSES:

Wrap fee	810,463	1,296,513	2,670,543	4,426,860

Total expenses	810,463	1,296,513	2,670,543	4,426,860

NET INVESTMENT INCOME (LOSS)	(805,014)	(1,273,006)	(2,642,340)	(4,362,018)

NET INCOME (LOSS)	$(3,133,295)	$(1,815,844)	$(1,432,411)	$(19,114,217)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	256,640	365,553	278,508	392,483

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(12.21)	$(4.97)	$(5.14)	$(48.70)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	419,820	$1,705,074	$117,598,997	$119,304,071

Subscriptions	636	—	174,865	174,865

Net income (loss)	—	(296,644)	(18,817,573)	(19,114,217)

Redemptions	(78,882)	—	(20,184,086)	(20,184,086)

PARTNERS’ CAPITAL, September 30, 2012	341,574	$1,408,430	$78,772,203	$80,180,633

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	(14,668)	(1,417,743)	(1,432,411)

Redemptions	(60,947)	(665,251)	(12,848,535)	(13,513,786)

PARTNERS’ CAPITAL, September 30, 2013	246,345	$638,127	$51,919,927	$52,558,054

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Nine months ended	Three months ended
	September 30, 2013	September 30, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$219.6744	$225.6605

Realized trading profit (loss)	6.7628	(5.5299)
Change in unrealized, net	(3.5993)	(3.6437)
Interest income, net	0.0988	0.0211
Expenses (1)	(9.5855)	(3.1568)

Net asset value, end of period	$213.3512	$213.3512

Total Return:

Total return (2)	-2.88%	-5.45%

Ratios to Average Partners’ Capital (1):

Expenses (2)	4.33%	1.43%
Net investment loss	-4.28%	-1.42%

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

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or Trading Advisor) is the trading advisor of the Partnership. The Trading Advisor utilizes its Expanded Diversified Program (the “Trading Program”) for the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary (“F/X”) forward prime broker for the Partnership. The General Partner may select other parties as F/X or other over-the counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”). MLPF&S, MLIB and MLI are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital accounts in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine  month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012, are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	49	$(110,457)	-0.21%	(292)	$45,185	0.09%	$(65,272)	-0.12%	November 2013 - February 2014
Currencies*	31,338,755	8,665	0.02%	(31,470,643)	(323,728)	-0.62%	(315,063)	-0.60%	December 2013
Energy	39	(101,070)	-0.19%	(5)	13,450	0.03%	(87,620)	-0.16%	October 2013- May 2014
Interest rates	88	(8,812)	-0.02%	(354)	(193,264)	-0.37%	(202,076)	-0.39%	December 2013 - March 2014
Metals	139	(41,851)	-0.08%	(260)	(73,466)	-0.14%	(115,317)	-0.22%	October 2013- December 2013
Stock indices	603	(268,400)	-0.51%	—	—	0.00%	(268,400)	-0.51%	October 2013- December 2013

Total, net		$(521,925)	-0.99%		$(531,823)	-1.01%	$(1,053,748)	-2.00%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(268)	$160,609	0.24%	$160,609	0.24%	February 2013 - March 2013
Currencies*	80,585,876	(313,499)	-0.46%	(91,171,403)	334,816	0.50%	21,317	0.04%	January 2013 - March 2013
Interest rates	569	(186,285)	-0.28%	—	—	0.00%	(186,285)	-0.28%	March 2013
Metals	—	—	0.00%	(88)	(90,822)	-0.13%	(90,822)	-0.13%	February 2013 - March 2013
Stock indices	781	(40,358)	-0.06%	—	—	0.00%	(40,358)	-0.06%	January 2013 - March 2013

Total, net		$(540,142)	-0.80%		$404,603	0.61%	$(135,539)	-0.19%

*Currencies are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Partnership’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(467,339)	$(425,488)	$(41,851)	$—
Short	(454,432)	(382,194)	(72,238)	—
	$(921,771)	$(807,682)	$(114,089)	$—

Forwards
Long	$(54,586)	$—	$(54,586)	$—
Short	(77,391)	—	(77,391)	—
	$(131,977)	$—	$(131,977)	$—

September 30, 2013	$(1,053,748)	$(807,682)	$(246,066)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(384,296)	$(384,296)	$—	$—
Short	703,412	703,412	—	—
	319,116	319,116	—	—

Forwards
Long	$(155,846)	$—	$(155,846)	—
Short	(298,809)	—	(298,809)	—
	(454,655)	—	(454,655)	—

December 31, 2012	$(135,539)	$319,116	$(454,655)	$—

The Partnership’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Partnership presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Partnership maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(172,260)	$101,706
Currencies	(413,475)	(401,538)
Energy	(156,671)	(1,928,778)
Interest rates	(705,128)	(1,286,552)
Metals	(1,778,710)	1,631,812
Stock indices	897,963	3,093,279

Total, net	$(2,328,281)	$1,209,929

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	3,197,384	2,260,604
Currencies	(743,300)	(5,496,065)
Energy	(669,532)	(4,953,787)
Interest rates	(317,973)	(241,414)
Metals	(2,155,337)	(4,718,523)
Stock indices	145,920	(1,603,014)

Total, net	$(542,838)	$(14,752,199)

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds on a monthly basis, including the Partnership’, based on each fund’s net assets. The fee is payable monthly in arrears. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for each of the three and nine month periods ended September 30, 2013 and 2012, are paid on behalf of the Partnership by MLAI. These fees are included in the wraps fees.

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

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each  month and any other dates MLAI may determine in its discretion (each a “Calculation Date”). The Partnership’s “Net Asset Value” as of any Calculation Date generally equals the value of the Partnership’s account under the management of the Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, administrative fees, profit shares, and other liabilities of the Partnership. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER UNIT

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$273.8266	$272.7583	$277.3155	$273.4723	$261.5746	$240.2625	$256.1229	$245.2881	$234.7385
2013	$227.3940	$214.0573	$219.7681	$221.9490	$226.4065	$225.6605	$222.4313	$219.8696	$213.3512

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

For the nine month periods ended September 30, 2013, Partnership capital decreased 22.14% from $67,504,251 to $52,558,054.  This decrease was attributable to the net loss from operations of $1,432,411 coupled with the redemption of 60,947 Redeemable Units of Interest resulting in an outflow of $13,513,786  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Partnership follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Partnership experienced a net trading loss of $2,328,281 before brokerage commissions and related fees in the third quarter of 2013. The Partnership’s profits were primarily attributable to the stock indices sector posting profits. The agriculture, energy, currency, interest rate and metal sectors posted losses.

The stock indices sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. U.S. markets were profitable in July (long Dow, S&P and Nasdaq positions), as well as the Trading Program’s ongoing long positions in a wide range of S&P 500 sectors, including healthcare, consumer discretionary and consumer staples. Global equity markets lagged the United States but small profits in Asian and European markets rounded out the Trading Program’s profitable month of equity investing. Losses were posted to the Partnership in the middle of quarter. A variety of factors appeared to knock U.S equities off their bullish stride including some poor real estate numbers in the early part of August and then late August uncertainty regarding potential U.S. involvement in Syria. The net result for the Partnership were losses in the S&P and Dow Jones index futures markets as well as in the health care, consumer staples, industrial, technology, utilities, consumer discretionary, and financial sub-sectors of the S&P. Profits were posted to the Partnership at the end of the quarter.

The agriculture sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as falling corn, soybean and soymeal prices made for good trading opportunities, particularly for some of the Trading Program’s shorter term investment models. Wheat and rubber generated small losses which were overshadowed by the Trading Program’s gains in corn and the soybean complex. Profits were posted to the Partnership in the middle of the quarter in spite of the Trading Program’s challenging trading days in several grain markets. The most profitable trades were short wheat and sugar, which collectively offset losses in soybeans for August. Losses were posted to the Partnership at the end of the quarter. Wheat and sugar prices spiked upward against the Trading Program’s short positions. Also  soybeans  and  soymeal  prices moved  lower  against  the Trading Program’s  long positions.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter.  The energy sector was neutral for the month of July as small profits buying brent crude, crude and gasoil and selling natural gas were offset by small losses in the heating oil and rbob markets. Profits were posted to the Partnership in the middle of the quarter as the Trading Program profited from the long positions that captured sharp price spikes in the brent and crude oil markets. The gains in these trades outpaced small losses in natural gas and heating oil. Losses were posted to the Partnership at the end of the quarter. After the prospect of military action in Syria seemed to subside, energy prices, which had risen due to the possibility of conflict in the Middle East, sold off across the board. Gas and crude oil proved to be particularly troublesome and heating oil, Brent crude, RBOB (gasoline) and even natural gas added to the Trading Program’s negative performance in energy for September.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter as the British pound (long), Japanese yen (short), and New Zealand dollar (short) all moved against the Trading Program. Profits were posted to the Partnership in the middle of the quarter as the Trading Program captured profits in short Australian dollar and Japanese yen positions. Long Swiss franc and short New Zealand and Singapore dollar positions also generated profits. Losses were posted to the Partnership at the end of the quarter. Most damaging was the Australian dollar which spiked upward sharply against the Trading Program’s short position such that it turned many of the models to the long side by month end.   Compounding the harm were losses in the Singapore dollar, South African rand, New Zealand dollar, and Japanese yen, all of which strengthened against the U.S. dollar upon the U.S. Federal Reserve’s decision not to taper quantitative easing. Diversification paid dividends however as both the British pound and Euro moved upward in support of the Trading Program’s long positions in those markets and mitigated some losses.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter. Fixed income markets, after offering some good shorting opportunities early in July, settled into a fairly indecisive pattern that ultimately led to small Trading Program losses for the month. The least helpful markets were in Europe where bobl and bund futures turned against the Trading Program’s short positions. The Trading Program’s ongoing short positions along the U.S. yield curve garnered nearly offsetting profits as U.S. bonds continue to lose value. Profits were posted to the Partnership in the middle of the quarter from the Trading Program’s short positions in the global bond market. The Trading Program’s short positions in the back end of the curve in the United States, Canada and Europe proved profitable. Losses were posted to the Partnership at the end of the quarter as the downward move in bond prices and corresponding uptick in interest rates that had characterized the previous several months reversed course sharply upon the U.S. Federal Reserve’s decision to maintain its current level of quantitative easing.  Also corresponding losses in Europe’s Bund market added to the losses at the end of September.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the quarter when collapsing metal prices took a bit of a respite. Most harmful to the Trading Program was a price rally in gold and copper. Losses were posted to the Partnership in the middle of the quarter as the downward trend that has prevailed for much of 2013 stalled and then reversed course for much of August. Losses across the board against the Trading Program’s short positions in silver, aluminum, gold, and copper drove unprofitable trading with nickel being the only metals market from which the Trading Program emerged unscathed. Profits were posted to the Partnership at the end of the quarter.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine month periods ended September 30, 2013 and 2012, the Partnership’s average capitalization was approximately $60,865,073 and $101,855,954, respectively.

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,511,199	2.48%	$2,586,952	$152,393
Metals	1,810,917	2.98%	2,744,174	603,398
Stock Indices	785,865	1.29%	1,194,354	505,278
Interest Rates	726,384	1.19%	818,769	570,035
Energy	154,677	0.25%	410,249	15,768
Agricultural Commodities	398,109	0.65%	766,026	193,103

TOTAL	$5,387,151	8.84%	$8,520,524	$2,039,975

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,306,581	1.28%	$2,364,944	$220,948
Metals	594,732	0.58%	1,122,328	244,104
Stock Indices	2,967,777	2.91%	4,691,664	1,816,519
Interest Rates	110,892	0.11%	236,999	17,225
Energy	2,194,671	2.15%	4,195,504	492,784
Agricultural Commodities	1,421,765	1.40%	2,277,960	460,343

TOTAL	$8,596,418	8.43%	$14,889,399	$3,251,923

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

The Partnership also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2013 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of September 30, 2013. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of September 30, 2013

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	$219.6744
Feb-13	—	—	227.3940
Mar-13	—	—	214.0573
Apr-13	—	—	219.7681
May-13	—	—	221.9490
Jun-13	—	—	226.4065
Jul-13	—	—	225.6605
Aug-13	—	—	222.4313
Sep-13	—	—	219.8696
Oct-13	—	—	213.3512

(1) Beginning of the month Net Asset Value

(b)   Not applicable

(c)   Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.
.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)