Form 10-K
period 2013-12-31
ML SELECT FUTURES I LP
filed 2014-03-25
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of limited partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014, limited partnership units with an aggregate Net Asset Value of $42,566,133 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2013 ON FORM 10-K

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

In the Trading Program, the Trading Advisor applies its trend-following and related pattern recognition systems to a broadly-diversified portfolio of futures and forwards on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S. interest rates, U.S. and non-U.S. stock indices and sector indices, currencies and their cross rates (collectively “Commodity Interests”). The Trading Advisor may trade these investments on any U.S. or non-U.S. exchange.  See “Trading Advisor’s Trading Program,” below. The Trading Advisor is not registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

The Partnership issues limited partnership units (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued Brokerage Commission, Administrative Fee, Profit Share (as such terms are defined in “Current Charges” below), and other liabilities of the Partnership.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2013, the capitalization of the Partnership was $47,358,483 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $233.9835.

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

Trading Advisor’s Trading Program

The Trading Advisor’s Trading Program attempts to detect a trend or related pattern, or lack of a trend or related pattern, with respect to a particular Commodity Interest by analyzing price movement and volatility over time.  This program consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.  These systems will generate a signal to sell a “short” contract or purchase a “long” contract based upon their identification of a price trend in the particular Commodity Interest.  If the systems do not detect a price trend, a “neutral” trading signal will be generated.  While this neutral signal is designed to filter out high-risk “whipsaw” markets, it is successful on only a limited basis.  Successful speculative commodity trading employing trend-following and price pattern recognition techniques, such as the Trading Advisor’s system, depends to a large degree upon not trading in non-directional markets.  Accordingly, to the extent that this “neutral” trading signal is not generated during a non-trending market, trading would likely be unprofitable.

Long-term, trend-following and pattern recognition trading systems, such as those employed by the Trading Advisor, will seldom effect market entry or exit at the most favorable price in the particular market trend or price pattern.  Rather, this type of trading system seeks to close out losing positions quickly and to hold portions of profitable positions for as long as the trading system determines that the particular market trend or favorable price pattern continues to offer reasonable profit potential.  The number of losing transactions may exceed substantially the number of profitable transactions.  However, if the Trading Advisor’s approach is successful, these losses should be more than offset by gains.  In using this trading methodology, it is anticipated that The Trading Advisor will commit to margin between 5% and 30% of assets managed.  Margin requirements may from time to time exceed this range.

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

Although the Trading Advisor’s Trading Program is continually evolving, there was no fundamental or material change to the Trading Program during 2013.

Markets

The Trading Program follows approximately 85 different markets.  These markets include, but are not limited to, precious and industrial metals, energy products, agricultural and soft commodities, U.S. and non-U.S. interest rate futures, U.S. and non-U.S. stock indices, minor currencies, major currencies and cross rates between them.  The Trading Advisor will adjust markets followed by the Trading Program, sometimes frequently.

The Partnership’s commitment to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Partnership has no policy restricting its relative commitment to any of these different types of markets

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Partnership are currency forwards.  MLIB is the only counterparty to these forward contracts.  In the future the Partnership may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Partnership are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	22	$(20,900)	-0.04%	(262)	$173,687	0.37%	$152,787	0.33%	February 2014 - March 2014
Currencies - Futures	113	162,150	0.34%	(68)	163,250	0.34%	325,400	0.68%	March 2014
Currencies - Forwards*	19,098,996	(30,968)	-0.07%	(23,577,795)	30,892	0.07%	(76)	0.00%	March 2014
Interest rates	64	4,174	0.01%	(182)	6,789	0.01%	10,963	0.02%	March 2014 - June 2014
Energy	102	(184,290)	-0.39%	—		0.00%	(184,290)	-0.39%	January 2014 - May 2014
Metals	289	(144,060)	-0.30%	(489)	(62,515)	-0.13%	(206,575)	-0.43%	January 2014 - April 2014
Stock indices	565	1,555,768	3.29%	—		0.00%	1,555,768	3.29%	January 2014 - March 2014

Total		$1,341,874	2.84%		$312,103	0.66%	$1,653,977	3.50%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(268)	$160,609	0.24%	$160,609	0.24%	February 2013 - March 2013
Currencies - Futures	576	(157,654)	-0.23%	(137)	633,625	0.94%	475,971	0.71%	March 2013
Currencies - Forwards*	80,585,300	(155,845)	-0.23%	(91,171,266)	(298,809)	-0.44%	(454,654)	-0.67%	January 2013 - March 2013
Interest rates	569	(186,285)	-0.28%	—	—	0.00%	(186,285)	-0.28%	March 2013
Metals	—	—	0.00%	(88)	(90,822)	-0.13%	(90,822)	-0.13%	February 2013 - March 2013
Stock indices	781	(40,358)	-0.06%	—	—	0.00%	(40,358)	-0.06%	January 2013 - March 2013

Total		$(540,142)	-0.80%		$404,603	0.61%	$(135,539)	-0.19%

* Currencies-Forwards are stated in notional amounts.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of December 31, 2013 and December 31, 2012.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of th e clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Partnership’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Partnership’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Partnership assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2013 the Partnership employed $4,742,530 as initial margin to support futures positions and $592,427 as collateral supporting its forward positions, representing approximately 8.87% and 1.11%, respectively, of the Partnership’s total assets as of such date.

Custody of Assets

The Partnership’s financial assets presently consist predominantly of cash, futures and OTC FX forward and spot positions.  In addition, the Partnership has authority to trade options on futures and forwards, but these contracts typically represent a small percentage of the Partnership’s financial assets, if any are traded at all.  Futures and OTC forwards and other instruments typically constitute the majority of the Partnership’s investment risk, but the notional value of these instruments is not included on the Partnership’s balance sheet.

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

Typically the vast majority of the Partnership’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Partnership’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Partnership’s assets are expected to be held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.    The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.

These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government and money market mutual Partnerships.  Under the applicable regulations, such permitted investments are subject to instrument and issuer-based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Partnership’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

The General Partner, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although the General Partner may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Partnership.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Partnership’s assets, including as prime brokers.  However, the vast majority of the Partnership’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  The General Partner believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to the Partnership as a result of the General Partner’s relationship and shared corporate infrastructure with these affiliates.  In addition, the General Partner believes that MLPF&S is well capitalized and that the Partnership benefits from the transparency provided to the General Partner, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Partnership’s cash assets receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Partnership receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Partnership cash assets during any time they are maintained by the General Partner with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.    Interest is computed based upon the daily net equity balance of the

Partnership’s account and is posted to the Partnership’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Partnership, will have use of Partnership cash and earn interest and receive other economic benefits as a result. The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Wrap Fee	$3,446,043	5.90%	$5,491,333	5.79%	$7,959,412	5.83%
Profit Shares	—	0.00%	—	0.00%	—	0.00%
Total Expenses	$3,446,043	5.90%	$5,491,333	5.79%	$7,959,412	5.83%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Partnership on  forward trading  or (ii) the benefits which may be derived by BAC from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S. id-ask spreads and brokerage commissions are components of the trading profit or loss of the Partnership rather than a distinct expense item separable from the Partnership’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Partnership’s assets at MLPF&S are neither a direct expense of the Partnership nor readily quantifiable.

The Partnership’s average month-end Net Assets during 2013, 2012 and 2011 equaled $58,433,968, $94,773,855 and $136,420,002, respectively.

During 2013, 2012 and 2011 the Partnership earned $36,955, $84,330 and $85,533 in interest income, or approximately 0.06%, 0.09 % and 0.06% of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

A flat-rate monthly brokerage commission of 0.458 of 1% (a 5.5% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, Administrative Fees (defined below) or Profit Share (defined below), in each case as of the end of the month of determination). Such Brokerage Commission covers Sunrise’s monthly consulting fee as well as ongoing operating costs such as floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading (which include the clearing fees and sales commissions charged by MLPF&S and the prime brokerage fees charged by MLIB).

MLPF&S	Use of Partnership assets	BAC may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative fees

Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, Administrative Fees (defined below) or Profit Share (defined below), in each case as of the end of the month of determination). Such Brokerage Commission covers Sunrise’s monthly consulting fee as well as ongoing operating costs such as floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading (which include the clearing fees and sales commissions charged by MLPF&S and the prime brokerage fees charged by MLIB).

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

Sunrise	Annual Profit Share

23% of any New Trading Profits generated by the Partnership as of the end of each calendar year (or upon redemption of Units). (“Profit Share”) “New Trading Profits” means the increase, if any, in cumulative net trading profits as of the end of any calendar year over the previous all-time high in cumulative net trading profits as of the end of any previous calendar year. New Trading Profits include all net trading profits but not interest income and after reduction for 3.75% of the Brokerage Commission.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—“F/X Forward Trading” and “ —Regulatory Changes Could Restrict the Partnership’s Operations.”

Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Advisers Act.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority.

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

Derivatives Risks Generally

Sunrise uses derivative instruments, primarily futures, in implementing its trading program.  It also has authority to trade, and has in the past traded, currencies in the OTC F/X markets, in addition to its trading in the futures markets.  he market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.

F/X Forward Trading

The Partnership may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Partnership’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Reform Act amended the definition of “eligible contract participant,” and the Partnership expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

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

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Partnership, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Partnership to liquidate profitable positions, result in a tracking error between the Partnership’s portfolio and the Trading Advisor’s standard Trading Program and cause the Partnership to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The General Partner is subject to CFTC-imposed position limits through its control of the Partnership, and will have to aggregate positions of the Partnership in determining whether the position limits are reached.  The rules proposed by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the General Partner hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although the General Partner may claim exemption from the aggregation requirements for the Partnership, if this aggregation is required, Sunrise may not be able to implement its trading program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing its Trading Program, or the Partnership may have to liquidate trading positions when Sunrise would otherwise not advise doing so, resulting in losses to the Partnership.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated cleared swaps customer accounts and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

MLAI may have limited control over the selection of counterparties by the Partnership.  The Partnership also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Partnership’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although  the General Partner believes that MLPF&S is appropriately capitalized to function as the Partnership’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Partnership maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Partnership might not be fully protected.  Even given proper segregation, the Partnership may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Partnership, the Partnership’s assets will not be protected as “customer funds.”

If the Partnership deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Partnership could be a general creditor of the entity even with regard to property specifically traceable to the Partnership’s account.  As a result, the Partnership’s claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with the party.

To the extent the Partnership enters into cleared swap transactions, the Partnership will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of MLIB or other OTC prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action — these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Partnership, if any, to be centrally cleared or traded on a regulated market.  This may subject the Partnership, the Trading Advisor, MLAI and/or the Partnership’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Partnership, the Trading Advisor, or MLAI directly, while others could impact the Partnership d, the Trading Advisor or  MLAI indirectly due to the impact of the requirements on the Partnership’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Partnership in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Partnership may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary  or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Partnership, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Partnership. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Partnership’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Partnership in an aggregate amount such that BAC may be deemed to control the Partnership for purposes of the BHCA, or if BAC is otherwise deemed to control the Partnership for purposes of the BHCA, the Partnership may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Partnership and thereby the Partnership’s financial condition and liquidity.  The ultimate impact on global markets and the Partnership’s business is unpredictable.

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

(b)                                 Holders:

As of December 31, 2013, there were 609 holders of Units, with one Unit holder who owned 16.55% of the Partnership’s Units.

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

During 2013, the Partnership issued Units as set forth in the following chart.

	Amount	Units	NAV
Jan-13	$—	—	$219.6744
Feb-13	—	—	227.3940
Mar-13	—	—	214.0573
Apr-13	—	—	219.7681
May-13	—	—	221.9490
Jun-13	—	—	226.4065
Jul-13	—	—	225.6605
Aug-13	—	—	222.4313
Sep-13	—	—	219.8696
Oct-13	—	—	213.3512
Nov-13	—	—	218.5052
Dec-13	—	—	226.1277
Jan-14	—	—	233.9835
Feb-14	16,000	72	220.9897

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

TRADING PROFIT (LOSS):
Realized	$5,064,626	$(18,809,252)	$12,292,987	$(13,126,930)	$16,697,398
Change in unrealized	1,789,516	11,603	(5,988,458)	1,981,160	(636,006)
Total trading profit (loss)	$6,854,142	(18,797,649)	6,304,529	(11,145,770)	16,061,392

INVESTMENT INCOME:
Interest	36,955	84,330	85,533	220,830	326,337

EXPENSES:
Wrap Fee	3,446,043	5,491,333	7,959,412	9,258,996	11,199,661
Profit Shares	—	—	—	—	2,137,349
Total expenses	3,446,043	5,491,333	7,959,412	9,258,996	13,337,010

NET INVESTMENT LOSS	(3,409,088)	(5,407,003)	(7,873,879)	(9,038,166)	(13,010,673)

NET INCOME (LOSS)	$3,445,054	$(24,204,652)	$(1,569,350)	$(20,183,936)	$3,050,719

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Partners’ Capital	$47,358,483	$67,504,251	$119,304,071	$150,455,350	$192,965,299
Net Asset Value per Unit	$233.9835	$219.6744	$284.1791	$287.9143	$320.4839

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the limited partners of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	263.6769	286.4008	281.8904	275.7524	283.5640	289.4566	277.2528	269.6383	273.5805	305.7947	312.9660	314.1450
2009	309.5409	307.2376	298.0409	294.3268	302.0391	300.7773	307.6142	314.8120	315.6093	313.5396	326.4906	320.4839
2010	304.3271	301.2208	307.9271	306.4419	266.4390	262.7351	253.2554	256.1866	264.3506	279.5136	274.0284	287.9143
2011	288.6250	297.7954	293.7558	306.9529	288.3932	281.6155	281.2604	282.6780	299.4734	277.7507	283.8444	284.1791
2012	273.8266	272.7583	277.3155	273.4723	261.5746	240.2625	256.1229	245.2881	234.7385	223.6726	221.6742	219.6744
2013	227.3940	214.0573	219.7681	221.9490	226.4065	225.6605	222.4313	219.8696	213.3512	218.5052	226.1277	233.9835

ML SELECT FUTURES I L.P.

December 31, 2013

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:  $560,341,219

Current Capitalization:  $47,358,483

Worst Monthly Drawdown(2):  (14.94)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (34.65)%  (December 2009 — December 2013)

Net Asset Value per Unit, December 31, 2013:  $233.9835

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	3.51%	(3.64)%	0.25%	(5.04)%	(1.47)%
February	(5.87)	(0.39)	3.18	(1.02)	(0.74)
March	2.67	1.67	(1.36)	2.23	(2.99)
April	0.99	(1.39)	4.49	(0.48)	(1.24)
May	2.01	(4.35)	(6.05)	(13.05)	2.62
June	(0.33)	(8.15)	(2.35)	(1.39)	(0.42)
July	(1.43)	6.60	(0.13)	(3.61)	2.27
August	(1.15)	(4.23)	0.50	1.16	2.34
September	(2.96)	(4.30)	5.94	3.19	0.25
October	2.42	(4.71)	(7.25)	5.74	(0.66)
November	3.49	(0.89)	2.19	(1.96)	4.13
December	3.47	(0.90)	0.12	5.07	(1.84)
Compound Annual Rate of Return	6.51%	(22.70)%	(1.30)%	(10.16)%	2.01%

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

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

In the Trading Program, Sunrise applies its trend-following and related pattern recognition systems to a broadly-diversified portfolio of futures and forwards on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S. stock indices, currencies and their cross rates. Sunrise may trade these investments on any U.S. or non-U.S. exchange.

Performance Summary

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2013	Profit (Loss)
Energy	$(1,974,070)
Currencies	488,421
Agricultural Commodities	478,801
Interest Rates	(1,225,655)
Stock Indices	7,191,876
Metals	1,894,769
$6,854,142

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2013 of $6,854,142. Profits were primarily attributable to the Partnership trading in the stock indices, metals currencies and agriculture sector posting profits. The interest rates and energy sectors posted losses.

The stock indices posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as investor confidence drove prices up across numerous markets traded. Leading the charge for the Trading Program were Japanese equities which continued their late 2012 run in the wake of continued efforts by the new government to stimulate its economy by weakening the Japanese yen. Losses were posted to the Partnership in the middle of the first quarter. Trading in the U.S. markets generated small profits that were offset by losses in international equities in the face of Italian politics and other perceived indicators of global economic weakness. As a result, the Trading Program continued profitable trading of U.S. stock indices and trending S&P sub-sectors was outweighed by losses in both Europe and Asia for February. Profits were posted to the Partnership at the end of the first quarter due to the surging U.S. stock markets. Large gains in the S&P, NASDAQ, Dow Jones and various U.S. equity sub-sectors generated the bulk of equity profits. Profits were posted to the Partnership at the beginning of the second quarter resulting from the Trading Program’s long U.S. index trades as well as various S&P sub-sectors responsive to the ongoing U.S. stock market surge. Also, the Trading Program’s long equity positions in Japan, Taiwan and Sweden and a profitable short position in India resulted in profits. Profits were posted to the Partnership in the middle of the second quarter as U.S. and European equity markets climbed higher. Through the first two- thirds of May, the S&P, NASDAQ, DAX and EuroStoxx, among others, moved up. Losses were posted to the Partnership at the end of the second quarter as stocks dropped in June. Profits were posted to the Partnership at the beginning of the third quarter. U.S. markets were profitable in July (long Dow, S&P and Nasdaq positions), as well as the Trading Program’s ongoing long positions in a wide range of S&P 500 sectors, including healthcare, consumer discretionary and consumer staples. Global equity markets lagged the United States but small profits in Asian and European markets rounded out the Trading Program’s profitable July of equity investing. Losses were posted to the Partnership in the middle of third quarter. A variety of factors appeared to knock U.S equities off their bullish stride including some poor real estate numbers in the early part of August and then late August uncertainty regarding potential U.S. involvement in Syria. The net result for the Partnership were losses in the S&P and Dow Jones index futures markets as well as in the health care, consumer staples, industrial, technology, utilities, consumer discretionary, and financial sub-sectors of the S&P. Profits were posted to the Partnership at the end of the third quarter. Profits were posted to the Partnership at the beginning of the fourth quarter as stock markets rallied almost uniformly around the globe and the Trading Program captured the move. As it has for much of the year, the U.S. set the equity pace in October with the NASDAQ and S&P moving strongly upward once the government shutdown was resolved. Adding to the Trading Program’s equity profits were gains in the Italian, European, and German stock indices as well as profits in various Asian markets. Profits were posted to the Fund in the middle of the quarter where the 2013 bull market continued to run upward in November. Leading the charge were China H-shares and the S&P which surged on positive economic indicators as November came to a close. Also, the NASDAQ,  Japan’s  Nikkei  and  Germany’s  DAX,  all added  profits  from  an  equity  index standpoint. Profits were posted to the Fund at the end of the fourth quarter. Due to ongoing long positions as well as some timely intra-month shorting, the equities sector delivered strong performance in December. As was often the case in 2013, the U.S. drove profits with the Dow Jones, S&P, and NASDAQ markets all posting positive returns for December. Globally, various European and Japanese markets contributed returns as well and collectively with the strong U.S. results, they overshadowed December losses incurred in the Chinese, Italian and South African equity markets.

The metals sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter as gold and copper pushed upward against the Trading Program’s short positions. Also challenging was the zinc market, wherein the Trading Program entered into a long position only to sharply reverse resulting in losses posted to the Partnership. Losses were posted to the Partnership in the middle of the first quarter with zinc losses offsetting gains in gold and copper. Profits were posted to the Partnership at the end of the first quarter as the Trading Program’s short copper and gold positions continued to track ongoing reversals in each of those markets and offset a small loss incurred on a long zinc trade. Profits were posted to the Partnership at the beginning of the second quarter as copper and gold continued their 2013 price free fall in line with the Trading Program’s short positions in each market. Adding to profits was a short silver position toward the end of April. Profits were posted to the Partnership in the middle of the second quarter. The metals sector diverged during May, with base metals, aluminum and copper, losing money in their short positions. Precious metals, gold and silver, conversely profited from short positions with gold and silver prices dropping during May. Profits were posted to the Partnership at the end of the second quarter. The Trading Program short position benefitted from Gold’s mid June drop. Also short positions in copper, nickel, aluminum and silver posted profits for the Partnership. Losses were posted to the Partnership at the beginning of the third quarter when collapsing metal prices took a bit of a respite. Most harmful to the Trading Program was a price rally in gold and copper. Losses were posted to the Partnership in the middle of the third quarter as the downward trend that has prevailed for much of 2013 stalled and then reversed course for much of August. Losses across the board against the Trading Program’s short positions in silver, aluminum, gold, and copper drove unprofitable trading with nickel being the only metals market from which the Trading Program emerged unscathed. Profits were posted to the Partnership at the end of the third quarter. Losses were posted to the Partnership at the beginning of the fourth quarter. No news was good news for the Partnership in metals as a relatively low volatility environment kept the Trading Program largely inactive for October and out of any trouble that might have undercut the profits generated in other sectors. Profits were posted to the Partnership in the middle of the fourth quarter due to the Trading Program’s sizable profits with its short positions against global metals markets. Tumbling prices in the copper markets led the way for the Trading Program’s profitable November in metals with gold closely following suit. Also adding meaningful returns were the silver, zinc and platinum markets, all of which moved downward in November in congruence with copper and gold. Losses were posted to the Partnership at the end of the fourth quarter  The Trading Program ended the year by giving back some of the profits it had earned in the metals sector in previous months. While the Trading Program remained short across the entire metals spectrum, prices in nearly every metals market spiked upward at points in December leading to losses in aluminum, copper, nickel and platinum.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. The sharp downward move in the Japanese yen that began late 2012 accelerated in January and led to profit taking by the Trading Program. Complementing the Japanese yen’s productive move was an upward surge in the euro and European minor currencies. Profits were also found shorting the South African rand which continued a downward trend and further bolstered the Trading Program’s January performance in currency. These trading gains were sufficient to offset losses suffered when the Swiss franc and Australian dollar moved against the Trading Program’s long positions and the British pound spiked upward against the Trading Program’s short position. Losses in the euro, Swiss franc, Australian dollar and a range of minor European currencies outweighed gains in the British pound, Japanese yen, and South African rand resulting in losses posted to the Partnership in the middle of the first quarter. Profits were posted to the Partnership at the end of the first quarter. March began with the Trading Program’s short euro trade causing a loss, which was offset by winning short positions in the Japanese yen, Swiss franc and South African rand. Profits were posted to the Partnership at the beginning of the second quarter. Currency trading was essentially flat for April as profitable trades such as long positions in the euro and Swiss franc and short positions in the Japanese yen were offset by long positions in the Australian dollar and short positions in the British pound and South African rand. Profits were posted to the Partnership in the middle of the second quarter. The Trading Program’s short trades in the Australian dollar made money as it declined amid numbers out of China that pointed to a slowing economy and the prospect of softening demand for Australian commodities. The Trading Program short Japanese yen plays against the U.S. dollar, British pound and Euro were all profitable. The South African rand weakening against the U.S. dollar benefitted the Trading Program. Losses were posted to the Partnership at the end of the second quarter. Profits from the Trading Program’s Australian dollar and buying British pounds and Euros were not enough to offset losses incurred shorting the Japanese yen, Singapore dollar, New Zealand dollar, and South African rand. Losses were posted to the Partnership at the beginning of the third quarter as the British pound (long), Japanese yen (short), and New Zealand dollar (short) all moved against the Trading Program. Profits were posted to the Partnership in the middle of the third quarter as the Trading Program captured profits in short Australian dollar and Japanese yen positions. Long Swiss franc and short New Zealand and Singapore dollar positions also generated profits. Losses were posted to the Partnership at the end of the third quarter. Most damaging was the Australian dollar which spiked upward sharply against the Trading Program’s short position such that it turned many of the models to the long side by month end.  Compounding the harm were losses in the Singapore dollar, South African rand, New Zealand dollar, and Japanese yen, all of which strengthened against the U.S. dollar upon the U.S. Federal Reserve’s decision not to taper quantitative easing. However, the British pound and Euro moved upward in support of the Trading Program’s long positions in those markets and mitigated some losses. Profits were posted to the Partnership at the beginning of the fourth quarter. No news was good news for the Partnership in currencies as a relatively low volatility environment kept the Trading Program largely inactive for October and out of any trouble that might have undercut the profits generated in other sectors. Profits were posted to the Partnership in the middle of the fourth quarter as the Japanese yen’s accelerating weakness meshed well with the short positions the Trading Program favored for much of 2013. Adding to the Trading Program’s profits shorting the yen were positive returns being long the Australian dollar and British pound Profits were posted to the Partnership at the end of the fourth quarter. Leading the way for December was the Japanese yen which continued to track sharply downward in synchronization with the Trading Program’s longer and shorter duration short positions. Conversely, the Trading Program benefitted from an upward turn in the British pound. Additional profits were long the Swiss franc, and short the Australian dollar and euro.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter in which sugar prices spiraled downward in support of the Trading Program’s short position. Profits were posted to the Partnership in the middle of through the end of the first quarter due to the Trading Program’s short positions in sugar and coffee. Losses were posted to the Partnership at the beginning of the second quarter resulting from the Trading Program’s long positions in cotton and short positions in soy meal and wheat. Profits were posted to the Partnership in the middle of the second quarter resulting from the Trading Program’s short positions in grains and softs. Profits were posted to the Partnership at the end of the second quarter resulting from the Trading Program’s short position in wheat. Profits were posted to the Partnership at the beginning of the third quarter as falling corn, soybean and soymeal prices made for good trading opportunities, particularly for some of the Trading Program’s shorter term investment models. Wheat and rubber generated small losses which were overshadowed by the Trading Program’s gains in corn and the soybean complex. Profits were posted to the Partnership in the middle of the third quarter in spite of the Trading Program’s challenging trading days in several grain markets. The most profitable trades were short wheat and sugar, which collectively offset losses in soybeans for August. Losses were posted to the Partnership at the end of the third quarter. Wheat and sugar prices spiked upward against the Trading Program’s short positions. Also  soybeans  and  soymeal  prices moved  lower  against  the Trading Program’s  long positions. Profits were posted to the Partnership at the beginning of the fourth quarter. The Trading Program’s long soybean and short corn and coffee positions all had profits for October. Gains in these three markets offset small losses in sugar and wheat. Profits were posted to the Partnership in the middle of the fourth quarter as corn and wheat prices fell in line with the Trading Program’s short positions and soymeal prices rose in conjunction with the Trading Program’s long positions. Profits were posted to the Partnership at the end of the fourth quarter. The Trading Program was short in the wheat markets as prices in that grain dropped over December as slight additions to wheat profits were found in sugar and corn.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. In particular, the U.S. and European interest rates moved downward against the Trading Program’s short bond positions. Losses were posted to the Partnership in the middle of the first quarter due to small losses in European interest rates. Profits were posted to the Partnership at the end of the first quarter due to the Trading Program’s long bond/short interest rate positions across Europe and in Japan and long T- note/short rate positions in the U.S. Profits were posted to the Partnership at the beginning of the second quarter. Fixed income trading was profitable April as long bond/short rate positions in both Germany and across the U.S. yield curve all turned profits posted to the Partnership which offset losses on the Trading Program’s long bond/short rate position in Japan. Losses were posted to the Partnership in the middle of the second quarter. The interest rate sector lost money across the board, appearing to be principally driven by U.S. Federal Reserve Chairman Ben Bernanke’s comments that the Federal Reserve may reduce its bond purchasing program given recent signs of an improving economy. Markets reacted strongly to this, with the yield on the U.S. ten year treasury note. This material move caused the Trading Program to exit its long positions held at the beginning of the month and go short U.S. treasuries across the yield curve. Profits were posted to the Partnership at the end of the second quarter. The Trading Program captured profits with short positions across the U.S. yield curve and Canada. Losses were posted to the Partnership at the beginning of the third quarter. Fixed income markets, after offering some good shorting opportunities early in July, settled into a fairly indecisive pattern that ultimately led to small Trading Program losses for the month. The least helpful markets were in Europe where bobl and bund futures turned against the Trading Program’s short positions. The Trading Program’s ongoing short positions along the U.S. yield curve garnered nearly offsetting profits as U.S. bonds continue to lose value. Profits were posted to the Partnership in the middle of the third quarter from the Trading Program’s short positions in the global bond market. The Trading Program’s short positions in the back end of the curve in the United States, Canada and Europe proved profitable. Losses were posted to the Partnership at the end of the third quarter as the downward move in bond prices and corresponding uptick in interest rates that had characterized the previous several months reversed course sharply upon the U.S. Federal Reserve’s decision to maintain its current level of quantitative easing.  Also corresponding losses in Europe’s bund market added to the losses at the end of September. Profits were posted to the Partnership at the beginning of the fourth quarter. Profits were posted to the Partnership in the middle of the fourth quarter. In the bond markets, the Trading Program was essentially flat for November as there was little price action in any of the global markets the Partnership trades in and a limited book of existing positions, a mix of longs and shorts, largely held steady for November. Profits were posted to the Partnership at the end of the fourth quarter as interest rates started to creep upward on the U.S. Federal Reserve’s tapering indication and drove bond prices into a downward move. While not all markets were as responsive to the U. S. Federal Reserve’s tapering indication as others, profits resulted from short positions in the German bund market and on longer term segments of the U.S. yield curve. These profits were sufficient to outweigh losses in the European BOBL market.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Most notably, crude oil spiked sharply yielding profits for the Trading Program. Supplementing these profits were favorable trades in heating oil, and various gasoline markets. Losses were posted to the Partnership in the middle of the first quarter. Strong upward trends and seemingly orderly pullbacks were disrupted by unpredicted price turmoil when an unidentified investor sold large quantities of crude oil futures within a very short time window toward the end of February.  This occurrence reduced prices below the Trading Program’s risk tolerances and forced the Trading Program out of trading positions that otherwise appeared on track to produce positive returns. The Trading Program also generated losses in unleaded gas, gas oil, heating oil and Brent crude. Profits were posted to the Partnership at the end of the first quarter as the Trading Program’s long natural gas trade toward the end of March generated gains to offset losses realized by shorting the same market in early March. Losses were posted to the Partnership at the beginning of the second quarter resulting from the downward price movement that persisted for much of the year in oil and gas products stalled and reversed just enough to undercut many of the Trading Program’s short positions. Losses were posted to the Partnership in the middle of the second quarter. Volatility in natural gas led to losses that tipped the sector into negative territory in May. Profits were posted to the Partnership at the end of the second quarter resulting from price fall-offs in RBOB gasoline, gasoil and Brent crude. Losses were posted to the Partnership at the beginning of the third quarter.  The energy sector was neutral for the month of July as small profits buying Brent crude, crude and gasoil and selling natural gas were offset by small losses in the heating oil and RBOB markets. Profits were posted to the Partnership in the middle of the third quarter as the Trading Program profited from the long positions that captured sharp price spikes in the Brent and crude oil markets. The gains in these trades outpaced small losses in natural gas and heating oil. Losses were posted to the Partnership at the end of the third quarter. After the prospect of military action in Syria seemed to subside, energy prices, which had risen due to the possibility of conflict in the Middle East, sold off across the board. Gas and crude oil proved to be particularly troublesome and heating oil, Brent crude, RBOB and even natural gas added to the Trading Program’s negative performance in energy for September. Losses were posted to the Partnership at the beginning of the fourth quarter. No news was good news for the Partnership in energy as a relatively low volatility environment kept the Trading Program largely inactive for October and out of any trouble that might have undercut the profits generated in other sectors. Losses were posted to the Partnership in the middle of the fourth quarter. The volatility patterns that characterized 2013 continued in November when upward price moves in natural gas and Brent crude suddenly bucked the Trading Program’s short positions and caused additional losses in energies. Profits were posted to the Partnership at the end of the fourth quarter. After a year in which opportunities in the sector were far and few between, energies delivered positive returns for December. Most of the profit came from various long trades in natural gas which spiked significantly during December as an early winter enveloped much of the U.S. Adding to the month’s results were profitable long positions in the crude oil market.

Total Trading
Year ended December 31, 2012	Profit (Loss)
Energy	$(7,245,645)
Currencies	(5,617,315)
Agricultural Commodities	1,495,278
Interest Rates	(1,118,065)
Stock Indices	(1,109,736)
Metals	(5,202,166)
$(18,797,649)

The Partnership experienced a net trading loss of $18,797,649 for the year ended December 2012. Profits were primarily attributable to the Partnership trading in the agriculture sector posting profits. The stock indices, interest rates, metals, currency and energy sectors posted losses.

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

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Worries about possible supply disruptions triggered considerable price movements in the energy market and helped Brent Crude oil prices break through the $100/barrel resistance level. Profits were posted to the Partnership in the middle of the first quarter. Political chaos in oil producing countries of the Middle East and North Africa injected new volatility into the market and raised new risks for the global economy. Oil prices shot higher as disruptions in crude oil production took a large amount of oil off the world market. The Brent crude contract for nearby delivery surpassed $110 per barrel. The first quarter ended with profits posted to the Partnership. Developments in Libya followed by a devastating earthquake and nuclear crisis in Japan provided unexpected shocks to the markets in March and triggered high levels of price volatility and economic uncertainty.  Markets somewhat stabilized during the second half of March and energies resumed their upward trend. Profits were posted to the Partnership at the beginning of the second quarter as positive performance resulted from long positions in energies. The rise in oil prices seemed to be driven by lingering concerns about supply disruptions in the Middle East and North Africa along with the weakening U.S. dollar. Losses were posted to the Partnership in the middle of the second quarter. The Trading Program liquidated a large amount of their remaining energy exposure during the first half of May. Losses were posted to the Partnership at the end of the second quarter as energies extended their decline further into June and the Trading Program liquidated a few remaining energy trades.  Losses were posted to the Partnership at the beginning through the middle of the third quarter due to a quick decline in oil prices. Profits were posted to the Partnership at the end of the third quarter as steep declines in commodity markets translated into profitable performance for the Partnership’s energy positions. Losses were posted to the Partnership at the beginning of the fourth quarter. In the energy sectors prices rose during the month of October and led either to liquidation or reduction of the Trading Program’s short positions. Profits were posted to the Partnership in the middle through the end of the fourth quarter as the Partnership’s position sizes were reduced during this period so as to lessen the impact of volatile price movements.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2013, 2012 and 2011. During the fiscal year 2013, the Partnership’s average capitalization was $58,433,968. During the fiscal year 2012, the Partnership’s average capitalization was $94,773,855.During the fiscal year 2011 the Partnership’s average capitalization was $136,420,002.

December 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,350,008	2.31%	$2,586,952	$152,393
Metals	1,389,055	2.38%	2,744,174	109,769
Stock Indices	1,206,416	2.06%	2,615,611	505,278
Interest Rates	616,848	1.06%	818,769	256,251
Energy	148,706	0.25%	410,249	15,768
Agricultural Commodities	372,339	0.64%	766,026	193,103

TOTAL	$5,083,372	8.70%	$9,941,781	$1,232,562

December 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,008,781	1.06%	$2,364,944	$90,564
Metals	657,510	0.69%	1,122,328	244,104
Stock Indices	2,659,692	2.81%	4,691,664	1,362,157
Interest Rates	151,931	0.16%	320,634	17,225
Energy	2,052,061	2.17%	4,195,504	492,784
Agricultural Commodities	1,110,294	1.17%	2,277,960	138,050

TOTAL	$7,640,269	8.06%	$14,973,034	$2,344,884

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2013. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2013.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Sunrise has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of the ongoing process of monitoring Sunrise with the market risk controls being applied by Sunrise.

Sunrise Risk Management

While Sunrise relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to deposit from this approach if market conditions are such that, in the opinion of Sunrise, exertion of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

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

Item 8: Financial Statements and Supplementary Data

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$5,652,965	$(2,322,832)	$2,555,969	$1,004,995	$(4,025,962)	$(519,331)	$(12,924,325)	$(1,243,701)
Total Expenses	775,500	810,463	900,200	959,880	1,064,473	1,296,513	1,472,882	1,657,465
Net Income (Loss)	$4,877,465	$(3,133,295)	$1,655,769	$45,115	$(5,090,435)	$(1,815,844)	$(14,397,207)	$(2,901,166)

Net Income (Loss) per weighted average Unit	$20.53	$(12.21)	$5.97	$0.15	$(15.31)	$(4.97)	$(36.54)	$(6.94)

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2012, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B: Other Information

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by the Trading Advisor on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 46, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36, has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $699,838.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Partnership does not have any officers, managers or employees.  The Partnership pays brokerage commissions to MLPF&S, which is a BAC affiliate of MLAI and administrative fees to MLAI.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2013, MLAI owned 2,991 Unit-equivalent general partnership interests, which constituted 1.48% of the total Units outstanding, the principals of MLAI did not own any Units, and the Trading Advisor did not own any Units.

(c)                                  Changes in Control:

None.

(a)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable

(b)                                 Director Independence

No person who served as a manager of MLAI during 2013 could be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 or 2012 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Not applicable.

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund.

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Select Futures I L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on April 30, 2003 (the “Registration Statement”).

3.02	ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K, filed on March 16, 2011.

3.03	Amendment to ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS GENERAL PARTNER

By:	/s/Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

ML SELECT FUTURES I L.P.

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.