Form 10-Q
period 2014-03-31
ML SELECT FUTURES I LP
filed 2014-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, 189,512 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,526,967 for 2014 and $4,742,530 for 2013)	$42,471,467	$51,145,161
Net unrealized profit on open futures contracts	506,083	1,806,882
Net unrealized profit on open forwards contracts	2,200	30,892
Cash	398,088	466,144
Accrued interest receivable	1,928	3,146

TOTAL ASSETS	$43,379,766	$53,452,225

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Net unrealized loss on open futures contracts	$281,674	$152,829
Net unrealized loss on open forward contracts	39,467	30,968
Redemptions payable	359,800	5,654,679
Wrap fee payable	206,322	255,245
Other liabilities	35	21
Total liabilities	887,298	6,093,742

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 2,991 Units)	660,216	699,838
Limited Partners (189,512 Units and 199,410 Units)	41,832,252	46,658,645

Total partners’ capital	42,492,468	47,358,483

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$43,379,766	$53,452,225

NET ASSET VALUE PER UNIT
(Based on 192,503 and 202,401 Units outstanding; unlimited Units authorized)	$220.7362	$233.9835

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$(580,998)	$1,500,547
Change in unrealized, net	(1,466,835)	(510,424)

Total trading profit (loss), net	(2,047,833)	990,123

INVESTMENT INCOME (LOSS)

Interest, net	6,071	14,872

EXPENSES:

Wrap fee	632,753	959,880

Total expenses	632,753	959,880

NET INVESTMENT INCOME (LOSS)	(626,682)	(945,008)

NET INCOME (LOSS)	$(2,674,515)	$45,115

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	197,798	301,438

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(13.52)	$0.15

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE  MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	347	44,768	45,115

Redemptions	(20,852)	(505,251)	(4,093,669)	(4,598,920)

PARTNERS’ CAPITAL, March 31, 2013	286,440	$813,142	$62,137,304	$62,950,446

PARTNERS’ CAPITAL, December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	(39,622)	(2,634,893)	(2,674,515)

Redemptions	(9,970)	—	(2,207,500)	(2,207,500)

PARTNERS’ CAPITAL, March 31, 2014	192,503	$660,216	$41,832,252	$42,492,468

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$233.9835	$219.6744

Realized trading profit (loss)	(2.8621)	5.0504
Change in unrealized, net	(7.2168)	(1.8225)
Interest income, net	0.0307	0.0494
Expenses (1)	(3.1991)	(3.1836)

Net asset value, end of period	$220.7362	$219.7681

Total Return:

Total return (2)	-5.66%	0.04%

Ratios to Average Partners’ Capital (1):

Expenses (2)	1.43%	1.44%
Net investment loss	-1.42%	-1.42%

(1) Includes the impact of brokerage commission expenses.

(2) Includes the impact of Performance fees of 0.0%, and 0.0%, respectively.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”), which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Sunrise” or “Trading Advisor”) is the trading advisor of the Partnership. The Trading Advisor utilizes its Expanded Diversified Program (the “Trading Program”) for the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Partnership. The General Partner may select other parties as F/X or other over-the counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital accounts in the Partnership.  MLAI and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  March 31, 2014 and December 31, 2013 and the results of its operations for the three month periods ended March 31, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013, are as follows:

March 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	144	$91,325	0.21%	(31)	$(11,563)	-0.03%	$79,762	0.18%	May 2014 - August 2014
Currencies - Futures	209	782	0.00%	(10)	10,519	0.02%	11,301	0.02%	June 2014
Currencies - Forwards*	14,989,035	2,200	0.01%	(17,593,023)	(39,467)	-0.09%	(37,267)	-0.08%	June 2014
Energy	11	(3,310)	-0.01%	—	—	0.00%	(3,310)	-0.01%	April 2014
Interest rates	152	(24,878)	-0.06%	—	—	0.00%	(24,878)	-0.06%	June 2014
Metals	298	187,448	0.44%	(300)	(419,034)	-0.99%	(231,586)	-0.55%	April 2014 - July 2014
Stock indices	453	519,893	1.22%	(157)	(126,773)	-0.30%	393,120	0.92%	April 2014 - June 2014

Total, net		$773,460	1.81%		$(586,318)	-1.39%	$187,142	0.42%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	22	$(20,900)	-0.04%	(262)	$173,687	0.37%	$152,787	0.33%	February 2014 - March 2014
Currencies - Futures	113	162,150	0.34%	(68)	163,250	0.34%	325,400	0.68%	March 2014
Currencies - Forwards*	19,098,996	(30,968)	-0.07%	(23,577,795)	30,892	0.07%	(76)	0.00%	March 2014
Interest rates	64	4,174	0.01%	(182)	6,789	0.01%	10,963	0.02%	March 2014 - June 2014
Energy	102	(184,290)	-0.39%	—		0.00%	(184,290)	-0.39%	January 2014 - May 2014
Metals	289	(144,060)	-0.30%	(489)	(62,515)	-0.13%	(206,575)	-0.43%	January 2014 - April 2014
Stock indices	565	1,555,768	3.29%	—		0.00%	1,555,768	3.29%	January 2014 - March 2014

Total		$1,341,874	2.84%		$312,103	0.66%	$1,653,977	3.50%

*Currencies-Forwards are stated in notional amounts. Note that the amounts presented for Currency-Forwards are presented as a mixture of underlying currencies in which the Fund trades.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of March 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Partnership determined that Level II investments would include its forwards and certain futures contracts.

The Partnership’s net unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$771,260	$610,277	$160,983	$—
Short	(546,851)	(198,340)	(348,511)	—
	$224,409	$411,937	$(187,528)	$—

Forwards
Long	$2,200	$—	$2,200	$—
Short	(39,467)	—	(39,467)	—
	$(37,267)	$—	$(37,267)	$—

March 31, 2014	$187,142	$411,937	$(224,795)	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$1,372,842	$1,516,902	$(144,060)	$—
Short	281,211	402,869	(121,658)	—
	$1,654,053	$1,919,771	$(265,718)	$—

Forwards
Long	$(30,968)	$—	$(30,968)	$—
Short	30,892	—	30,892	—
	$(76)	$—	$(76)	$—

December 31, 2013	$1,653,977	$1,919,771	$(265,794)	$—

The Partnership’s volume of trading forwards and futures as of the three month period ended March 31, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2014 or the year ended December 31, 2013.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Partnership presents its futures and forwards contract amounts gross on the Statements of Financial Condition. The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2014 and 2013:

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$101,007	$365,889
Currencies	(839,490)	(320,924)
Energy	347,334	(840,367)
Interest rates	(248,761)	(989,566)
Metals	(507,945)	(86,768)
Stock indices	(899,978)	2,861,859

Total, net	$(2,047,833)	$990,123

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

4.              MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Sunrise, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Sunrise.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Partnership.

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements that obligate the Partnership to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three months ended March 31, 2014, and 2013, are paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees. The

Partnership’s brokerage commission and administrative fee constitute a “wrap fee” which covers all of BAC’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Wrap fees and Interest as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Partnership.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s “Net Asset Value” will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued brokerage commission, administrative fee, profit share and other liabilities of the Partnership.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER UNIT

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.
2013	$227.3940	$214.0573	$219.7681
2014	$220.9897	$222.6933	$220.7362

Liquidity and Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Partnership’s assets are held in cash. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

The Partnership should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Partnership to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Partnership may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of last day of any calendar month, upon providing notice at least 10 calendar days prior to month-end. Partial redemptions are permitted, provided that the Net Asset Value of an investor’s Units following such redemption is not less than $10,000.  Units redeemed at or prior to the twelfth full month following the purchase date will be assessed a redemption charge of 4% as of the date of redemption, paid to the General Partner. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable redemption date.

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

For the three month periods ended March 31, 2014, Partnership capital decreased 10.27% from $47,358,483 to $42,492,468.  This decrease was attributable to the net loss from operations of $2,674,515 coupled with the redemption of 9,970 Redeemable Units of Interest resulting in an outflow of $2,207,500.  The cash outflow was offset with cash inflow of $16,000 due to subscriptions of 72 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Partnership’s treatment of fair value see Financial Statement Note 3, Fair Value of Investments.

Futures Contracts

The Partnership trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statements of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Partnership follows ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The Partnership experienced a net trading loss of $2,047,833 before brokerage commissions and related fees for the first quarter of 2014. Profits were primarily attributable to the Partnership trading in the energy and agriculture sectors posting profits. The interest rate, metals, currency and stock indices sectors posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as the Partnership captured the price move of natural gas triggered by winter weather across the U.S.  Small  losses  in  the Partnership’s long  crude  oil  positions were  insufficient to  offset  the  strong performance in natural gas. Profits were posted to the Partnership in the middle of the quarter due to the Partnership’s long positions in natural gas, crude oil and rbob gasoline. Losses were posted to the Partnership at the end of the quarter as the energy sector calmed significantly in March. As a result, the Partnership was flat for March.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter due to the Partnership’s trading program buying cattle and soy meal and selling sugar, wheat and rubber. Gains in these markets were sufficient to outweigh January  losses in coffee and corn where the  Partnership’s short positions were not profitable. Profits were posted to the Partnership in the middle of the quarter due to the Partnership’s long positions in coffee, cattle, the soy complex and rubber. Losses were posted to the Partnership at the end of the quarter. The agricultural markets offered a mixed bag that ultimately resulted in a small loss for the Partnership. The Partnership’s long  positions in soy beans and soy meal generated profits which was offset by losses on both sides of a choppy wheat market and long positions in the cotton market.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The bond sector was a disappointment in January. The Partnership’s directional basket of global positions failed to gain profits, even with the U.S. Federal Reserve’s reaffirmation of its plans to taper its easing policy. Overall, small gains in the U.S. and Japanese bond markets were insufficient to offset losses selling European markets such as the bund and gilt. Profits were posted to the Partnership in the middle of the quarter. There were profits from the Partnership’s long positions in the U.S. 5 and 10 year treasury note markets as well as in Japanese, Canadian and British bonds that slightly outweighed losses long U.S. treasury bonds and German bunds. Profits were posted to the Partnership at the end of the quarter. The Partnership’s long positions in the German, British and longer-term U.S. treasuries generated profits that were sufficient to outweigh losses on the long side of Japanese bonds and shorter-term U.S. treasuries.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The Partnership’s profits in copper  was not enough to offset losses from selling precious metals such as platinum, gold, silver and nickel. Losses were posted to the Partnership in the middle of the quarter. While the Partnership generated profits in shorter term long position gold trades, those profits were outweighed by losses incurred shorting silver, nickel and copper. Losses were posted to the Partnership at the end of the quarter when gold, platinum and zinc prices failed to follow through on upward moves seized upon by the Partnership’s trading program during March.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter due to the sharp upward move in the Japanese yen that bucked 2013’s downward trend and the Partnership’s carryover short position from 2013. Adding to the losses were downward moves in the Swiss franc and euro that went against the Partnership’s long positions. These outcomes could not be overcome by winning short trades against the Australian dollar and South African rand. . Losses were posted to the Partnership in the middle of the quarter. as profits were outweighed by losses incurred shorting the Japanese yen, Australian dollar, and the South African rand. Losses were posted to the Partnership at the end of the quarter due to the Partnership’s long positions in the British pound and on both sides of the euro market.

The stock indices sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The global stock markets generally had strong market corrections  in January and as a result, the Partnership’s long positions lost money across the board. Profits were posted to the Partnership in the middle of the quarter due to the Partnership’s long positions stock indices in Sweden, Italy, Taiwan and the Netherlands. Profits were posted to the Partnership at the end of the quarter due to the Partnership’s long positions in the Scandinavian OMX, the Italian FTSE MIB, Taiwan, and the S&P 500.

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

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the three month period ended March 31, 2014 and 2013, the Partnership’s average capitalization was approximately $44,142,816 and $65,567,092, respectively.

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$153,209	0.35%	$198,686	$114,944
Metals	1,366,444	3.10%	1,772,040	1,025,161
Stock Indices	2,319,554	5.25%	3,008,059	1,740,223
Interest Rates	146,789	0.33%	190,360	110,127
Energy	19,530	0.04%	25,327	14,652
Agricultural Commodities	470,626	1.07%	610,319	353,082

TOTAL	$4,476,152	10.14%	$5,804,791	$3,358,189

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,245,551	3.42%	$2,586,952	$1,823,562
Metals	743,030	1.13%	855,996	603,398
Stock Indices	622,203	0.95%	716,800	505,278
Interest Rates	701,946	1.07%	808,666	570,035
Energy	68,373	0.10%	78,768	55,524
Agricultural Commodities	267,121	0.41%	307,733	216,923

TOTAL	$4,648,224	7.08%	$5,354,915	$3,774,720

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

Non-Trading Risk.

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are typically immaterial.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2014 by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries can materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership may also take futures positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2014. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of March 31, 2014

Foreign Currency Balances

The Partnership’s primary foreign currency balances are in Japanese yen, Australian dollar, Swiss franc and Euros.

U.S. Dollar Cash Balance

The Partnership holds the vast majority of its U.S. dollars in cash at MLPF&S and MLI. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer on behalf of the Partnership have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-14	$—	—	$233.9835
Feb-14	16,000	72	220.9897
Mar-14	—	—	222.6933
Apr-14	—	—	220.7362

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

31.01 and 31.02          Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:           Are filed herewith.

32.01 and 32.02          Section 1350 Certifications

Exhibit 32.01 and 32.02            Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)