Form 10-Q
period 2014-06-30
ML SELECT FUTURES I LP
filed 2014-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014 172,334 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $4,476,863 for 2014 and $4,742,530 for 2013)	$40,166,684	$51,145,161
Unrealized profit on open futures contracts	282,543	1,806,882
Unrealized profit on open forwards contracts	12,753	30,892
Cash	487,947	466,144
Accrued interest receivable	1,365	3,146

TOTAL ASSETS	$40,951,292	$53,452,225

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$299,144	$152,829
Unrealized loss on open forward contracts	6,609	30,968
Redemptions payable	639,656	5,654,679
Wrap fee payable	194,760	255,245
Other liabilities	8	21
Total liabilities	1,140,177	6,093,742

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 2,991 Units)	679,160	699,838
Limited Partners (172,334 Units and 199,410 Units)	39,131,955	46,658,645

Total partners’ capital	39,811,115	47,358,483

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$40,951,292	$53,452,225

NET ASSET VALUE PER UNIT
(Based on 175,325 and 202,401 Units outstanding; unlimited Units authorized)	$227.0699	$233.9835

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$1,990,895	$2,034,321	$1,409,897	$3,534,868
Change in unrealized, net	(197,599)	513,766	(1,664,434)	3,342

Total trading profit (loss), net	1,793,296	2,548,087	(254,537)	3,538,210

INVESTMENT INCOME (LOSS)

Interest, net	3,786	7,882	9,857	22,754

EXPENSES:

Wrap fee	603,824	900,200	1,236,577	1,860,080

Total expenses	603,824	900,200	1,236,577	1,860,080

NET INVESTMENT INCOME (LOSS)	(600,038)	(892,318)	(1,226,720)	(1,837,326)

NET INCOME (LOSS)	$1,193,258	$1,655,769	$(1,481,257)	$1,700,884

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	185,047	277,444	191,423	289,441

Net income (loss) per weighted average General Partner and Limited Partner Unit	$6.45	$5.97	$(7.74)	$5.88

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	22,149	1,678,735	1,700,884

Redemptions	(45,042)	(665,251)	(9,360,356)	(10,025,607)

PARTNERS’ CAPITAL, June 30, 2013	262,250	$674,944	$58,504,584	$59,179,528

PARTNERS’ CAPITAL, December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	(20,678)	(1,460,579)	(1,481,257)

Redemptions	(27,148)	—	(6,082,111)	(6,082,111)

PARTNERS’ CAPITAL, June 30, 2014	175,325	$679,160	$39,131,955	$39,811,115

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014

Per Unit Operating Performance:

Net asset value, beginning of period	$220.7362	$233.9835

Realized trading profit (loss)	10.9825	8.1204
Change in unrealized, net	(1.4058)	(8.6226)
Interest income, net	0.0205	0.0512
Expenses (1)	(3.2635)	(6.4626)

Net asset value, end of period	$227.0699	$227.0699

Total Return:

Total return (2)	2.87%	-2.95%

Ratios to Average Partners’ Capital (1) (2):

Expenses	1.45%	2.88%
Net investment loss	-1.44%	-2.86%

(1) Includes the impact of brokerage commission expenses.

(2) The ratios are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$219.7681	$219.6744

Realized trading profit (loss)	7.2423	12.2928
Change in unrealized, net	1.8669	0.0444
Interest income, net	0.0283	0.0777
Expenses (1)	(3.2451)	(6.4288)

Net asset value, end of period	$225.6605	$225.6605

Total Return:

Total return (2)	2.68%	2.72%

Ratios to Average Partners’ Capital (1) (2):

Expenses	1.45%	2.90%
Net investment loss	-1.44%	-2.86%

(1) Includes the impact of brokerage commission expenses.

(2) The ratios are not annualized.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year information has been reclassed to conform to current year presentation.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013, are as follows:

June 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	54	$201,613	0.51%	(37)	$1,376	0.00%	$202,989	0.51%	August 2014 - December 2014
Currencies - Futures	172	134,362	0.34%	(142)	(99,850)	-0.25%	34,512	0.09%	September 2014
Currencies - Forwards*	1,290,750	12,753	0.03%	(927,575)	(6,609)	-0.02%	6,144	0.01%	September 2014
Energy	202	(208,195)	-0.52%	—	—	0.00%	(208,195)	-0.52%	July 2014 - November 2014
Interest rates	132	104,300	0.26%	(24)	(3,079)	-0.01%	101,221	0.25%	September 2014 - December 2014
Metals	132	159,009	0.40%	(155)	(541,139)	-1.36%	(382,130)	-0.96%	July 2014 - September 2014
Stock indices	622	235,002	0.59%	—	—	0.00%	235,002	0.59%	July 2014 - September 2014

Total, net		$638,844	1.61%		$(649,301)	-1.64%	$(10,457)	-0.03%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates
Agriculture	22	$(20,900)	-0.04%	(262)	$173,687	0.37%	$152,787	0.33%	February 2014 - March 2014
Currencies - Futures	113	162,150	0.34%	(68)	163,250	0.34%	325,400	0.68%	March 2014
Currencies - Forwards*	3,702,795	(30,968)	-0.07%	(2,098,996)	30,892	0.07%	(76)	0.00%	March 2014
Interest rates	64	4,174	0.01%	(182)	6,789	0.01%	10,963	0.02%	March 2014 - June 2014
Energy	102	(184,290)	-0.39%	—		0.00%	(184,290)	-0.39%	January 2014 - May 2014
Metals	289	(144,060)	-0.30%	(489)	(62,515)	-0.13%	(206,575)	-0.43%	January 2014 - April 2014
Stock indices	565	1,555,768	3.29%	—		0.00%	1,555,768	3.29%	January 2014 - March 2014

Total		$1,341,874	2.84%		$312,103	0.66%	$1,653,977	3.50%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of June 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts.  Net unrealized profit and loss provides an approximate measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Exchange traded investments are fair valued by the Partnership by using the reported closing price on the primary exchange where such investments are traded. These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into the process for determining fair values.

The Partnership has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Partnership determined that Level II investments would include its forwards and certain futures contracts.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$282,543	$282,543	$—	$—
Forwards	12,753	—	12,753	—
	$295,296	$282,543	$12,753	$—

Liabilities
Futures	$299,144	$262,332	$36,812	$—
Forwards	6,609	—	6,609	—
	$305,753	$262,332	$43,421	$—

June 30, 2014	$(10,457)	$20,211	$(30,668)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,806,882	$1,806,882	$—	$—
Forwards	30,892	—	30,892	—
	$1,837,774	$1,806,882	$30,892	$—

Liabilities
Futures	$152,829	$(112,889)	$265,718	$—
Forwards	30,968	—	30,968	—
	$183,797	$(112,889)	$296,686	$—

December 31, 2013	$1,653,977	$1,919,771	$(265,794)	$—

The Partnership’s volume of trading forwards and futures as of the six month period ended June 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or six month periods ended June 30, 2014 or the year ended December 31, 2013.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(264,024)	$(163,017)
Currencies	366,432	(473,059)
Energy	(219,618)	127,716
Interest rates	740,210	491,449
Metals	(423,027)	(930,973)
Stock indices	1,593,323	693,347

Total, net	$1,793,296	$(254,537)

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(91,922)	$273,967
Currencies	332,861	11,937
Energy	(931,739)	(1,772,106)
Interest rates	408,141	(581,425)
Metals	3,497,289	3,410,521
Stock indices	(666,543)	2,195,316

Total, net	$2,548,087	$3,538,210

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three and six month periods ended June 30,

2014, and 2013, is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees. The Partnership’s brokerage commission and administrative fee are included in a “wrap fee” which covers all of BAC’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

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

MONTH-END NET ASSET VALUE PER UNIT

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.
2013	$227.3940	$214.0573	$219.7681	$221.9490	$226.4065	$225.6605
2014	$220.9897	$222.6933	$220.7362	$224.3074	$226.4602	$227.0699

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

Investors in the Partnership may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of last day of any calendar month, upon providing notice at least 10 calendar days prior to month-end. Partial redemptions are permitted; provided that the Net Asset Value of an investor’s Units following such redemption is not less than $10,000.  Units redeemed at or prior to the twelfth full month following the purchase date will be assessed a redemption charge of 4% as of the date of redemption, paid to the General Partner. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable redemption date.

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

For the six month periods ended June 30, 2014, Partnership capital decreased 15.94% from $47,358,483 to $39,811,115.  This decrease was attributable to the net loss from operations of $1,481,257 coupled with the redemption of 27,148 Redeemable Units of Interest resulting in an outflow of $6,082,111.  The cash outflow was offset with cash inflow of $16,000 due to subscriptions of 72 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Partnership’s treatment of fair value see Financial Statements Note 3, Fair Value of Investments.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Partnership expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions,  it could lead to the Partnership being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The Partnership’s profits in copper were not enough to offset losses from selling precious metals such as platinum, gold, silver and nickel. Losses were posted to the Partnership in the middle of the quarter. While the Partnership generated profits in short term long position gold trades, those profits were outweighed by losses incurred shorting silver, nickel and copper. Losses were posted to the Partnership at the end of the quarter when gold, platinum and zinc prices failed to follow through on upward moves seized upon by the Partnership’s trading program during March.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter due to the sharp upward move in the Japanese yen that bucked 2013’s downward trend and the Partnership’s carryover short position from 2013. Adding to the losses were downward moves in the Swiss franc and euro that went against the Partnership’s long positions. These outcomes could not be overcome by winning short trades against the Australian dollar and South African rand. Losses were posted to the Partnership in the middle of the quarter as profits were outweighed by losses incurred shorting the Japanese yen, Australian dollar, and the South African rand. Losses were posted to the Partnership at the end of the quarter due to the Partnership’s long positions in the British pound and on both sides of the euro market.

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

April 1, 2014 to June 30, 2014

The Partnership experienced a net trading profit of $1,793,296 before brokerage commissions and related fees in the second quarter of 2014. The Partnership’s profits were primarily attributable to the stock indices, interest rates and currency sectors posting profits. The energy, agriculture and metals sectors posted losses.

The stock indices posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter as positive returns were generated on the long position of the Italian Stock Index, the S&P 500 index and the Dow Jones index, as well as on the short position of the TOPIX index. Returns from these positions buffered losses incurred long the NASDAQ and short Chinese H-Shares. The Partnership’s diversified approach paid off in the middle of the quarter as the profits in Asia (India and Taiwan), Europe (AEX, EuroStoxx and OMX), and the U.S. (S&P and Dow) were posted. Profits were posted to the Partnership at the end of the quarter.  The primary drivers for the Partnership’s success over the course of June were profitable positions long various indices including the NASDAQ, S&P 500, Dow, Taiwan, India and South Africa. The Nikkei position, however, had a small loss for June, but overall, the sector proved to be a positive source of return for the Partnership.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter as rates largely moved downward and bond prices, conversely, upward in the U.S., Europe and Asia. In April leading the way for the Partnership were long positions of Japanese, German, and British longer-term bonds. Profits were posted to the Partnership in the middle of the quarter as the Partnership’s long positions rose across the yield curve. In May profits with no offsetting bond losses were in Europe (Bund, Bobl and Long Gilt), Asia (JGBs), and in the U.S. (medium and long-term treasuries). Losses were posted to the Partnership at the end of the quarter. With the Partnership long (short interest rates) across the board, most of the markets moved sideways (Australia, Canada, and Europe) or downward (U.S.).

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter. Currencies such as the British pound and Swiss franc moved upward in April and the Partnership’s long positions in both markets benefitted as a result. Gains in these two currencies outweighed small losses short the Japanese yen and long the Australian dollar.  The Partnership suffered losses in the middle of the quarter due to a sharp reversal in the Euro, a downward movement in the Danish krone and New Zealand dollar, and an uptick in the South African rand. Profits were posted to the Partnership at the end of the quarter. In June profits were obtained from the Japanese yen, British pound, New Zealand dollar, and Australian dollar as well as the short euro.

The energy sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter as the Partnership benefitted from a generally inactive energy sector. In April profits earned on long natural gas and Brent crude oil slightly outweighed losses in U.S. crude oil and RBOB. Losses were posted to the Partnership in the middle of the quarter as small profits were earned long the crude oil market, but were outweighed with losses incurred long Brent crude, natural gas and RBOB gasoline. Losses were posted to the Partnership at the end of the quarter. The Partnership’s long positions across the oil and gas complex were largely bucked by a sector-wide downward price move for June. The Partnership’s profits in crude oil were not enough to offset losses in other energy markets.

The agriculture sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter as rallying food-based commodities benefitted the Partnership. Specifically, the Partnership’s long positions in corn, coffee, soybeans and soy meal combined to outweigh a loss long the cotton market. Complementing the gains in food products were profits generated short the rubber market. Losses were posted to the Partnership in the middle of the quarter as downward price moves in wheat and coffee bucked the previously profitable long positions the Partnership held coming out of April. Slight profits in corn, soybeans and rubber helped to offset the larger losses in wheat and coffee. Losses were posted to the Partnership at the end of the quarter as the agricultural sector provided the Partnership with a mixed bag that ultimately edged in the direction of unprofitability by the end of June. The Partnership suffered the losses in the soy complex (both beans and meal) as prices reversed against the long positions.

The metals sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter as the Partnership found profits with long positions instead of shorts. Price rallies in nickel and precious metals such as gold and platinum carried April. The metals sector was flat in the middle of the quarter. Losses were posted to the Partnership at the end of the quarter as short positions in gold, silver and copper did not meld well with a late June price upswing across the sector. Only a relatively small long zinc position found profit for June, but not enough to offset the losses in the other metals markets.

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

April 1, 2013 to June 30, 2013

The Partnership experienced a net trading profit of $2,548,087 before brokerage commissions and related fees in the second quarter of 2013. The Partnership’s profits were primarily attributable to the metals, interest rate and currency sectors posting profits. The agriculture, stock indices and energy sectors posted losses.

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

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter. Currency trading was essentially flat for April as profitable trades such as long positions in the euro and Swiss franc and short positions in the Japanese yen were offset by long positions in the Australian dollar and short positions in the British pound and South African rand. Profits were posted to the Partnership in the middle of the quarter. The Trading Program’s short trades in the Australian dollar made money as it declined amid numbers out of China that pointed to a slowing economy and the prospect of softening demand for Australian commodities. The Trading Program short Japanese yen plays against the U.S. dollar; British pound and Euro were all profitable. The South African rand weakening against the U.S. dollar benefitted the Trading Program. Losses were posted to the Partnership at the end of the quarter. Profits from the Trading Program’s Australian dollar and buying British pounds and Euros were not enough to offset losses incurred shorting the Japanese yen, Singapore dollar, New Zealand dollar, and South African rand.

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

Quantifying The Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six month periods ended June 30, 2014 and 2013, the Partnership’s average capitalization was approximately $42,586,889 and $63,401,312, respectively.

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$211,205	0.50%	$339,611	$114,944
Metals	987,375	2.32%	1,772,040	479,396
Stock Indices	1,479,233	3.47%	3,008,059	503,515
Interest Rates	328,160	0.77%	642,800	110,127
Energy	423,707	0.99%	1,044,418	14,652
Agricultural Commodities	484,276	1.14%	628,160	353,082

TOTAL	$3,913,956	9.19%	$7,435,088	$1,575,716

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$2,181,035	3.44%	$2,586,952	$1,823,562
Metals	1,655,684	2.61%	2,744,174	603,398
Stock Indices	870,014	1.37%	1,194,354	505,278
Interest Rates	734,126	1.16%	818,769	570,035
Energy	43,263	0.07%	78,768	15,768
Agricultural Commodities	244,720	0.39%	307,733	193,103

TOTAL	$5,728,842	9.04%	$7,730,750	$3,711,144

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2014 by market sector.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of June 30, 2014. However, it is anticipated that Sunrise will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of June 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Sunrise to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Sunrise has begun to deviate from past practice and trading policies or to be trading erratically.  MLAI’s basic control procedures consist of the ongoing process of monitoring Sunrise with the market risk controls being applied by Sunrise itself.

Risk Management

While Sunrise relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to diverge from this approach if market conditions are such that, in the opinion of Sunrise, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer on behalf of the Partnership have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$233.9835
Feb-14	16,000	72	220.9897
Mar-14	—	—	222.6933
Apr-14	—	—	220.7362
May-14	—	—	224.3074
Jun-14	—	—	226.4602
Jul-14	—	—	227.0699

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)