Form 10-Q
period 2014-09-30
ML SELECT FUTURES I LP
filed 2014-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-50269

ML SELECT FUTURES I L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3879393
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

As of September 30, 2014, 134,181 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $2,423,565 for 2014 and $4,742,530 for 2013)	$32,530,010	$51,145,161
Unrealized profit on open futures contracts	945,277	2,351,326
Unrealized profit on open forwards contracts	141,732	30,892
Cash	510,941	466,144
Accrued interest receivable	463	3,146

TOTAL ASSETS	$34,128,423	$53,996,669

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$437,806	$697,273
Unrealized loss on open forward contracts	519	30,968
Redemptions payable	561,045	5,654,679
Wrap fee payable	161,432	255,245
Other liabilities	34	21
Total liabilities	1,160,836	6,638,186

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 2,991 Units)	718,843	699,838
Limited Partners (134,181 Units and 199,410 Units)	32,248,744	46,658,645

Total partners’ capital	32,967,587	47,358,483

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$34,128,423	$53,996,669

NET ASSET VALUE PER UNIT
(Based on 137,172 and 202,401 Units outstanding; unlimited Units authorized)	$240.3376	$233.9835

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$1,659,945	$(1,406,730)	$3,069,842	$2,128,138
Change in unrealized, net	659,141	(921,551)	(1,005,293)	(918,209)

Total trading profit (loss), net	2,319,086	(2,328,281)	2,064,549	1,209,929

INVESTMENT INCOME (LOSS)

Interest, net	2,453	5,449	12,310	28,203

EXPENSES:

Wrap fee	509,397	810,463	1,745,974	2,670,543

Total expenses	509,397	810,463	1,745,974	2,670,543

NET INVESTMENT INCOME (LOSS)	(506,944)	(805,014)	(1,733,664)	(2,642,340)

NET INCOME (LOSS)	$1,812,142	$(3,133,295)	$330,885	$(1,432,411)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	152,051	256,640	178,299	278,508

Net income (loss) per weighted average General Partner and Limited Partner Unit	$11.92	$(12.21)	$1.86	$(5.14)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	307,292	$1,318,046	$66,186,205	$67,504,251

Subscriptions	—	—	—	—

Net income (loss)	—	(14,668)	(1,417,743)	(1,432,411)

Redemptions	(60,947)	(665,251)	(12,848,535)	(13,513,786)

PARTNERS’ CAPITAL, September 30, 2013	246,345	$638,127	$51,919,927	$52,558,054

PARTNERS’ CAPITAL, December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	19,005	311,880	330,885

Redemptions	(65,301)	—	(14,737,781)	(14,737,781)

PARTNERS’ CAPITAL, September 30, 2014	137,172	$718,843	$32,248,744	$32,967,587

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014

Per Unit Operating Performance:

Net asset value, beginning of period	$227.0699	$233.9835

Realized trading profit (loss)	12.2841	20.4046
Change in unrealized, net	4.3258	(4.2968)
Interest income, net	0.0157	0.0669
Expenses (1)	(3.3579)	(9.8206)

Net asset value, end of period	$240.3376	$240.3376

Total Return:

Total return (2)	5.84%	2.72%

Ratios to Average Partners’ Capital (1) (2):

Expenses	1.46%	4.34%
Net investment loss	-1.45%	-4.31%

(1) Includes the impact of brokerage commission expenses.

(2) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$225.6605	$219.6744

Realized trading profit (loss)	(5.5299)	6.7628
Change in unrealized, net	(3.6437)	(3.5993)
Interest income, net	0.0211	0.0988
Expenses (1)	(3.1568)	(9.5855)

Net asset value, end of period	$213.3512	$213.3512

Total Return:

Total return (2)	-5.45%	-2.88%

Ratios to Average Partners’ Capital (1) (2):

Expenses	1.43%	4.33%
Net investment loss	-1.42%	-4.28%

(1) Includes the impact of brokerage commission expenses.

(2) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Select Futures I L.P. (the “Partnership”), which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (the “Trading Advisor”) is the trading advisor of the Partnership. The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Partnership. The General Partner may select other of its affiliates or third parties as F/X or other over-the counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates. MLAI has agreed to maintain a general partner’s interest of at least 1% of the total capital accounts in the Partnership.  MLAI and each limited partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013, are as follows:

September 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	32	$22,970	0.07%	(130)	$224,791	0.68%	$247,761	0.75%	November 2014 - March 2015
Currencies - Futures	—	—	0.00%	(130)	290,887	0.88%	290,887	0.88%	December 2014
Currencies - Forwards*	310,922	61	0.00%	(7,117,807)	141,152	0.43%	141,213	0.43%	December 2014
Energy	—	—	0.00%	(77)	158,340	0.48%	158,340	0.48%	October 2014 - November 2014
Interest rates	111	(312)	0.00%	—	—	0.00%	(312)	0.00%	December 2014 - March 2015
Metals	101	(257,383)	-0.78%	(40)	171,952	0.52%	(85,431)	-0.26%	December 2014
Stock indices	298	(103,774)	-0.31%	—	—	0.00%	(103,774)	-0.31%	October 2014 - December 2014

Total, net		$(338,438)	-1.02%		$987,122	2.99%	$648,684	1.97%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	22	$(20,900)	-0.04%	(262)	$173,687	0.37%	$152,787	0.33%	February 2014 - March 2014
Currencies - Futures	113	162,150	0.34%	(68)	163,250	0.34%	325,400	0.68%	March 2014
Currencies - Forwards*	3,702,795	(30,968)	-0.07%	(2,098,996)	30,892	0.07%	(76)	0.00%	March 2014
Interest rates	64	4,174	0.01%	(182)	6,789	0.01%	10,963	0.02%	March 2014 - June 2014
Energy	102	(184,290)	-0.39%	—	—	0.00%	(184,290)	-0.39%	January 2014 - May 2014
Metals	289	(144,060)	-0.30%	(489)	(62,515)	-0.13%	(206,575)	-0.43%	January 2014 - April 2014
Stock indices	565	1,555,768	3.29%	—	—	0.00%	1,555,768	3.29%	January 2014 - March 2014

Total, net		$1,341,874	2.84%		$312,103	0.66%	$1,653,977	3.50%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of September 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$945,277	$822,709	$122,568	$—
Forwards	141,732	—	141,732	—
	$1,087,009	$822,709	$264,300	$—

Liabilities
Futures	$437,806	$155,398	$282,408	$—
Forwards	519	—	519	—
	$438,325	$155,398	$282,927	$—

September 30, 2014	$648,684	$667,311	$(18,627)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$2,351,326	$2,248,161	$103,165	$—
Forwards	30,892	—	30,892	—
	$2,382,218	$2,248,161	$134,057	$—

Liabilities
Futures	$697,273	$328,390	$368,883	$—
Forwards	30,968	—	30,968	—
	$728,241	$328,390	$399,851	$—

December 31, 2013	$1,653,977	$1,919,771	$(265,794)	$—

The Partnership’s volume of trading forwards and futures as of the nine month period ended September 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or nine month periods ended September 30, 2014 or the year ended December 31, 2013.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$795,289	$632,272
Currencies	1,723,050	1,249,991
Energy	91,028	218,744
Interest rates	(187,821)	303,628
Metals	(89,438)	(1,020,411)
Stock indices	(13,022)	680,325

Total, net	$2,319,086	$2,064,549

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(172,260)	$101,706
Currencies	(413,475)	(401,538)
Energy	(156,671)	(1,928,778)
Interest rates	(705,128)	(1,286,552)
Metals	(1,778,710)	1,631,812
Stock indices	897,963	3,093,279

Total, net	$(2,328,281)	$1,209,929

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the Trading Advisor’s monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Partnership.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and nine month periods ended September 30, 2014, and 2013, is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees. The Partnership’s brokerage commissions and administrative fees are included in a “wrap fee” which covers all of BAC’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Wrap fees and Interest, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

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

MONTH-END NET ASSET VALUE PER UNIT

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$227.3940	$214.0573	$219.7681	$221.9490	$226.4065	$225.6605	$222.4313	$219.8696	$213.3512
2014	$220.9897	$222.6933	$220.7362	$224.3074	$226.4602	$227.0699	$225.6986	$231.3856	$240.3376

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

For the nine month periods ended September 30, 2014, Partnership capital decreased 30.39% from $47,358,483 to $32,967,587.  This decrease was attributable to the net income from operations of $330,885 coupled with the redemption of 65,301 Redeemable Units of Interest resulting in an outflow of $14,737,781.  The cash outflow was offset with cash inflow of $16,000 due to subscriptions of 72 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Partnership trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statements of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2014 to September 30, 2014

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

July 1, 2014 to September 30, 2014

The Partnership experienced a net trading profit of $2,319,086 before brokerage commissions and related fees in the third quarter of 2014. The Partnership’s profits were primarily attributable to the currency, agriculture, energy sectors posting profits. The stock indices, metals and interest rate sectors posted losses.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter as short dollar positions bolstered gains. The strongest performers were short Euro and short Swiss franc, followed up by positions short Japanese yen, Czech koruna and Swedish krona. Profits were posted to the Partnership in the middle of the quarter as the Trading Program benefitted from short the foreign currencies and long the dollar as the Euro, Japanese yen, Swiss franc, and Czech koruna all moved downward sharply in support of the Trading Program’s investment approach. Profits were posted to the Partnership at the end of the quarter.  Leading the way were short positions in Swiss franc, Euro, and Japanese yen, all of which fell sharply at various points in September. Adding to the profits were investments short the Australian dollar, Danish krone, New Zealand dollar, Czech koruna, Norwegian krone, Swedish krona, and Polish zloty, all of which moved downward sharply as the world dealt with various macro developments. Overall, but for a loss generated by investing long the British pound, the Partnership found profits in currencies in which it invested.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter as short positions in wheat, corn and cotton paid off in the face of downward price pressure. Simultaneously, the Partnership found profits long the cattle market as it continued to move inversely to most other agricultural markets. Losses were posted to the Partnership in the middle of the quarter. Losses incurred by the Trading Program involved short cotton and Kansas City wheat and long cattle. Profits were posted to the Partnership at the end of the quarter as profits were generated in the markets in which the Partnership invested. Other than cattle, where rising prices helped long positions generate profitable returns, short was the place to be as falling prices in corn, cotton, wheat, rubber, soy products, and sugar resulted in positive outcomes for the Partnership.

The energy sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter as investors apparently lost confidence in global energy demand. As a result, the Partnership suffered losses long Brent crude oil, WTI crude oil and RBOB gasoline. Those losses were too significant to overcome the Trading Program’s gain short natural gas.  Profits were posted to the Partnership in the middle of the quarter as the Trading Program profited from the short gasoil and heating oil. Profits were posted to the Partnership at the end of the quarter. Global energy markets offered investment opportunities as well. Specifically, the Partnership capitalized on sagging prices with short positions in gasoil, heating oil, Brent crude, natural gas, and RBOB gasoline.

The stock indices sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter. The Trading Program found profits long various Asian markets, South Africa, and the NASDAQ.  Profits were posted to the Partnership in the middle of quarter. The most profitable investments for the Trading Program in August were positions long the NASDAQ, Hong Kong’s Hang Seng and the S&P 500. Additional profits were found long equity indices in China and India and long the Dow Jones Industrial Average. Losses were posted to the Partnership at the end of the quarter. With China and Hong Kong leading the way downward, many equity markets wilted in the face of growing concern about the Chinese economy and other global macro challenges such as the battle with ISIS in the Middle East.

The metals sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter. Most productive for July were positions in long zinc, aluminum and platinum which outweighed losses incurred short copper and gold and long nickel. Profits were posted to the Partnership in the middle of the quarter due to long aluminum investment and long nickel. Losses were posted to the Partnership at the end of the quarter. There was a distinct split in the sector with precious metals largely moving upward in September and industrial metals doing the opposite. As a result, larger losses long aluminum, nickel and zinc were posted.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter due to long bond positions. Specifically, the Partnership found profits on three continents — North America, Asia and Europe — as investors took cover from market unrest in fixed income investments of various durations. Profits were posted to the Partnership in the middle of the quarter from the global bond sector where its long bond/short interest rate combination continued to bear gains for investors. Particularly productive in August were the Trading Program’s positions long the U.S. 30 year and long bonds in Japan, Canada, and Germany. Losses were posted to the Partnership at the end of the quarter. In the global bond markets, the price action was uniformly bad across geographies and durations. As a result, the Partnership lost money in each of its positions with the worst investments being U.S. 5, 10 and 30 years instruments.

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

The Partnership, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

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

Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category.  For the nine month periods ended September 30, 2014 and 2013, the Partnership’s average capitalization was approximately $39,525,184 and $60,865,073, respectively.

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$359,038	0.91%	$761,777	$114,944
Metals	823,663	2.08%	1,772,040	438,956
Stock Indices	1,175,027	2.97%	3,008,059	501,207
Interest Rates	275,380	0.70%	642,800	110,127
Energy	486,819	1.23%	1,044,418	14,652
Agricultural Commodities	347,812	0.88%	628,160	66,239

TOTAL	$3,467,739	8.77%	$7,857,254	$1,246,125

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,511,199	2.48%	$2,586,952	$152,393
Metals	1,810,917	2.98%	2,744,174	603,398
Stock Indices	785,865	1.29%	1,194,354	505,278
Interest Rates	726,384	1.19%	818,769	570,035
Energy	154,677	0.25%	410,249	15,768
Agricultural Commodities	398,109	0.65%	766,026	193,103

TOTAL	$5,387,151	8.84%	$8,520,524	$2,039,975

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

The following are the primary trading risk exposures of the Partnership by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries can materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership may also take futures positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, cotton and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure. However, it is anticipated that the Trading Advisor will maintain an emphasis on cotton, grains and sugar, in which the Partnership has historically taken its largest positions.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following are the primary non-trading risk exposures of the Partnership.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically.  MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

While the Trading Advisor relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to diverge from this approach if market conditions are such that, in the opinion of the Trading Advisor, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer on behalf of the Partnership have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$233.9835
Feb-14	16,000	72	220.9897
Mar-14	—	—	222.6933
Apr-14	—	—	220.7362
May-14	—	—	224.3074
Jun-14	—	—	226.4602
Jul-14	—	—	227.0699
Aug-14	—	—	225.6986
Sep-14	—	—	231.3856
Oct-14	—	—	240.3376

(1) Beginning of the month Net Asset Value

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)