Form 10-K/A
period 2013-12-31
ML SELECT FUTURES I LP
filed 2014-12-17
CIK 1100878

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

Yes X	No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X	No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer__	Accelerated filer__

Non-accelerated filer X (Do not check if a smaller reporting company)		Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined  in Rule 12b-2 of the Act).

Yes __	No X

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Select Futures I L.P. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 25, 2014 (the “Original Form 10-K”), with respect to Item 9A (Controls and Procedures), to correct a date reference from “December 31, 2012” to “December 31, 2013.”

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 25, 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

Based on its assessment the Partnership’s management concluded that at December 31, 2013, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control over financial reporting.

Item 15: Exhibits, Financial Statement Schedules

(a)(3) Exhibits.

Exhibit No.                                Description

31.01 and 31.02:                                Rule 13a-14(a)/15d-14(a) Certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By:	Merrill Lynch Alternative Investments LLC
Its:	General Partner

By:	/s/ Barbra E. Kocsis
Name: Barbra E. Kocsis
Position: Chief Financial Officer

Date:  December 17, 2014

ML SELECT FUTURES I L.P.

2013 FORM 10-K/A

Amendment No. 1

INDEX TO EXHIBITS

Exhibit No.                                Description

31.01 and 31.02:                        Rule 13a-14(a)/15d-14(a) Certifications.