Form 10-K
period 2014-12-31
ML SELECT FUTURES I LP
filed 2015-03-20
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015, limited partnership units with an aggregate Net Asset Value of $32,288,387 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SELECT FUTURES I L. P.

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

In the Trading Program, the Trading Advisor applies its trend-following and related pattern recognition systems to a broadly-diversified portfolio of futures and forwards on underlying interests, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, U.S. and non-U.S. interest rates, U.S. and non-U.S. stock indices and sector indices, currencies and their cross rates (collectively “Commodity Interests”). The Trading Advisor may trade these investments on any U.S. or non-U.S. exchange.  See “Trading Advisor’s Trading Program,” below. The Trading Advisor is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

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

As of December 31, 2014, the Net Asset Value of the Partnership was $32,186,571 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $250.8188.

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.4906 (November 30, 2009) and the lowest was $127.0118 (July 31, 1998).

The Net Asset Value of the Partnership is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the General Partner to depart from GAAP in calculating the Partnership’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the General Partner determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The General Partner may depart from GAAP in calculating the Partnership’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the General Partner determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the General Partner departs from GAAP in calculating the Partnerships Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Partnership’s audited financial statements will continue to be determined in accordance with GAAP.

(b)                                 Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Partnership does not engage in sales of goods or services.

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

Although the Trading Advisor’s Trading Program is continually evolving, there was no fundamental or material change to the Trading Program during 2014.

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

Currently, the only forward contracts entered into by the Partnership are currency forwards.  MLI is the only counterparty to these forward contracts.  In the future the Partnership may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Partnership are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2014 and 2013 are as follows:

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	102	$(31,588)	-0.10%	(43)	$22,166	0.07%	$(9,422)	-0.03%	February 2015 - May 2015
Currencies - Futures	19	4,475	0.01%	(186)	105,885	0.33%	110,360	0.34%	March 2015
Currencies - Forwards*	531,051	(9,421)	-0.03%	(9,423,066)	109,071	0.34%	99,650	0.31%	March 2015
Interest rates	109	32,879	0.10%	—	—	0.00%	32,879	0.10%	March 2015 - December 2015
Energy	—	—	0.00%	(37)	302,195	0.94%	302,195	0.94%	January 2015 - November 2015
Metals	25	(69,844)	-0.22%	(58)	63,050	0.20%	(6,794)	-0.02%	February 2015 - March 2015
Stock indices	300	570,235	1.77%	—	—	0.00%	570,235	1.77%	January 2015 - March 2015

Total		$496,736	1.53%		$602,367	1.88%	$1,099,103	3.41%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	22	$(20,900)	-0.04%	(262)	$173,687	0.37%	$152,787	0.33%	February 2014 - March 2014
Currencies - Futures	113	162,150	0.34%	(68)	163,250	0.34%	325,400	0.68%	March 2014
Currencies - Forwards*	3,702,795	(30,968)	-0.07%	(2,098,996)	30,892	0.07%	(76)	0.00%	March 2014
Interest rates	64	4,174	0.01%	(182)	6,789	0.01%	10,963	0.02%	March 2014 - June 2014
Energy	102	(184,290)	-0.39%	—	—	0.00%	(184,290)	-0.39%	January 2014 - May 2014
Metals	289	(144,060)	-0.30%	(489)	(62,515)	-0.13%	(206,575)	-0.43%	January 2014 - April 2014
Stock indices	565	1,555,768	3.29%	—	—	0.00%	1,555,768	3.29%	January 2014 - March 2014

Total		$1,341,874	2.84%		$312,103	0.66%	$1,653,977	3.50%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of December 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2014 the Partnership employed $2,373,405 and $438,089 as initial margin to support futures and forward positions, respectively, representing approximately 7.15% and 1.32%, respectively, of the Partnership’s total assets as of such date.

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

The vast majority of the net assets of the Partnership is and has historically been, held in the form of cash.  The Partnership’s cash is used in various ways.  It can be:

•                  posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                  pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

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

Typically the vast majority of the Partnership’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Partnership’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Partnership’s assets are expected to be held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.

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

The General Partner, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although the General Partner may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Partnership.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Partnership’s assets, including as prime brokers.  However, the vast majority of the Partnership’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  The General Partner believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to the Partnership as a result of the General Partner’s relationship and shared corporate infrastructure with these affiliates.  In addition, the General Partner believes that MLPF&S is well capitalized and that the Partnership benefits from the transparency provided to the General Partner, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2014, 2013 and 2012. The Partnership’s brokerage commissions and administrative fees are included in the ‘wrap” fee which covers all of BAC’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets

Wrap Fee	$2,215,044	5.87%	$3,446,043	5.90%	$5,491,333	5.79%
Total Expenses	$2,215,044	5.87%	$3,446,043	5.90%	$5,491,333	5.79%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Partnership on forward trading or (ii) the benefits which may be derived by BAC from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S. id-ask spreads and brokerage commissions are components of the trading profit or loss of the Partnership which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Partnership’s assets at MLPF&S are neither a direct expense of the Partnership nor readily quantifiable.

The Partnership’s average month-end Net Assets during 2014, 2013 and 2012 equaled $37,733,171, $58,433,968 and $94,773,855, respectively.

During 2014, 2013 and 2012 the Partnership earned $14,161, $36,955 and $84,330 in interest income, or approximately 0.04%, 0.06% and 0.09 % of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

A flat-rate monthly brokerage commission of 1/12 of 5.5% (approximately 0.458%) of the Partnership’s month-end assets (a 5.5% annual rate) (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, Administrative Fees (defined below) or Profit Share (defined below), in each case as of the end of the month of determination). Such Brokerage Commission covers Sunrise’s monthly consulting fee as well as ongoing operating costs such as floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading (which include the clearing fees and sales commissions charged by MLPF&S and the prime brokerage fees charged by MLI).

MLPF&S	Use of Partnership assets	BAC may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative fees

A flat monthly rate equal to 1/12 of 0.25% (approximately 0.021%) of the Partnership’s month-end assets (a 0.25% annual rate) (“Administrative Fees”). For purpose of calculating the Administrative Fees, month-end assets are not reduced by any accrued but unpaid Profit Share, or by the accrued Brokerage Commission and the Administrative Fee then being calculated.

MLI (or a BAC affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

MLI (or a BAC affiliate); Other counterparties	EFP differentials

Certain of the Partnership’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or a BAC affiliate) receives an additional “differential” spread for exchanging the Partnership’s cash currency positions for equivalent futures positions.

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

MLPF&S pays Sunrise monthly consulting fees of 1/12 of 1% (approximately 0.083%) of the Partnership’s month-end assets (a 1% annual rate), provided that for such calculation the month-end assets will be reduced by 4.75% which is the Brokerage Commission rate plus the Administrative Fee rate less the consulting fee rate.

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

Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Advisers Act.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority.

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

The Partnership’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

F/X Forward Trading

The Partnership may trade currencies in the F/X markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Partnership is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Partnership remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Partnership’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Partnership expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Partnership.

The Partnership May Trade Options

The Partnership may trade options on futures contracts.  Although successful, options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility — which is directly reflected in the price of outstanding options — can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

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

Increased Competition from Other Trend-Following Traders Could Reduce Sunrise’s Profitability

The aggregate capital committed to the managed futures sector in general is near its all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Partnership may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Partnership, and will have to aggregate positions of certain other investment funds managed by the Sponsor (“Other Sponsored Funds”) in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although the Sponsor may claim an exemption from the aggregation requirements for the majority of the Other Sponsored Funds, the aggregation of positions of certain Others Sponsored Funds may be required.  If aggregation is required in the Partnership’s case, the Trading Advisor may not be able to implement the Trading Program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing the Trading Program, or the Partnership may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Partnership.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Partnership assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Partnership’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the General Partner to decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

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

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

MLAI may have limited control over the selection of counterparties by the Partnership.  The Partnership also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLI.  In addition, to the extent assets are held at entities other than MLPF&S and the MLI, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

To the extent the Partnership enters into cleared swap transactions, the Partnership will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of MLI or other OTC prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity Partnerships in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Partnership.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Partnership, if any, to be centrally cleared or traded on a regulated market.  This may subject the Partnership, the Trading Advisor, the Sponsor and/or the Partnership’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Partnership, the Trading Advisor or the Sponsor directly, while others could impact the Partnership, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Partnership’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Partnership in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment Partnerships, including the Partnership, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Partnership may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Partnership remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Partnership are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Partnership Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Partnership’s ability to engage in transactions in derivatives.

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

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10080). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units.

(b)                                 Holders:

As of December 31, 2014, there were 465 holders of Units, with one Unit holder who owned 9.38% of the Partnership’s Units.

(c)                                  Distributions:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

(e)                                  Performance Graph:

Not applicable.

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

During 2014, the Partnership issued Units as set forth in the following chart.

	Subscription Amount	Units	NAV (1)
Jan-14	$—	—	$233.9835
Feb-14	16,000	72	220.9897
Mar-14	—	—	222.6933
Apr-14	—	—	220.7362
May-14	—	—	224.3074
Jun-14	—	—	226.4602
Jul-14	—	—	227.0699
Aug-14	—	—	225.6986
Sep-14	—	—	231.3856
Oct-14	—	—	240.3376
Nov-14	—	—	230.7196
Dec-14	—	—	244.5062
Jan-15	—	—	250.8188
Feb-15	—	—	260.1297

(1) Beginning of the month Net Asset Value

Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership.

Statements of Operations	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

TRADING PROFIT (LOSS):
Realized	$4,450,248	$5,064,626	$(18,809,252)	$12,292,987	$(13,126,930)
Change in unrealized	(554,874)	1,789,516	11,603	(5,988,458)	1,981,160
Total trading profit (loss)	$3,895,374	6,854,142	(18,797,649)	6,304,529	(11,145,770)

INVESTMENT INCOME:
Interest	14,161	36,955	84,330	85,533	220,830

EXPENSES:
Wrap Fee	2,215,044	3,446,043	5,491,333	7,959,412	9,258,996
Total expenses	2,215,044	3,446,043	5,491,333	7,959,412	9,258,996

NET INVESTMENT LOSS	(2,200,883)	(3,409,088)	(5,407,003)	(7,873,879)	(9,038,166)

NET INCOME (LOSS)	$1,694,491	$3,445,054	$(24,204,652)	$(1,569,350)	$(20,183,936)

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Partners’ Capital	$32,186,571	$47,358,483	$67,504,251	$119,304,071	$150,455,350
Net Asset Value per Unit	$250.8188	$233.9835	$219.6744	$284.1791	$287.9143

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the limited partners of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.	Oct.	Nov.	Dec.
2010	304.3271	301.2208	307.9271	306.4419	266.4390	262.7351	253.2554	256.1866	264.3506	279.5136	274.0284	287.9143
2011	288.6250	297.7954	293.7558	306.9529	288.3932	281.6155	281.2604	282.6780	299.4734	277.7507	283.8444	284.1791
2012	273.8266	272.7583	277.3155	273.4723	261.5746	240.2625	256.1229	245.2881	234.7385	223.6726	221.6742	219.6744
2013	227.3940	214.0573	219.7681	221.9490	226.4065	225.6605	222.4313	219.8696	213.3512	218.5052	226.1277	233.9835
2014	220.9897	222.6933	220.7362	224.3074	226.4602	227.0699	225.6986	231.3856	240.3376	230.7196	244.5062	250.8188

ML SELECT FUTURES I L.P.

December 31, 2014

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $560,357,219

Current Capitalization:   $32,186,571

Worst Monthly Drawdown(2):  (14.94)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (34.65)%  (December 2009 — December 2014)

Net Asset Value per Unit, December 31, 2014:   $250.8188

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(5.55)%	3.51%	(3.64)%	0.25%	(5.04)%
February	0.77	(5.87)	(0.39)	3.18	(1.02)
March	(0.88)	2.67	1.67	(1.36)	2.23
April	1.62	0.99	(1.39)	4.49	(0.48)
May	0.96	2.01	(4.35)	(6.05)	(13.05)
June	0.27	(0.33)	(8.15)	(2.35)	(1.39)
July	(0.60)	(1.43)	6.60	(0.13)	(3.61)
August	2.52	(1.15)	(4.23)	0.50	1.16
September	3.87	(2.96)	(4.30)	5.94	3.19
October	(4.00)	2.42	(4.71)	(7.25)	5.74
November	5.98	3.49	(0.89)	2.19	(1.96)
December	2.58	3.47	(0.90)	0.12	5.07
Compound Annual Rate of Return	7.20%	6.51%	(22.70)%	(1.30)%	(10.16)%

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

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Partnership’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Total Trading
Year ended December 31, 2014	Profit (Loss)
Energy	$2,224,231
Currencies	1,956,862
Agricultural Commodities	262,187
Interest Rates	368,190
Stock Indices	196,685
Metals	(1,112,781)
$3,895,374

The Partnership experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2014 of $3,895,374. Profits were primarily attributable to the Partnership trading in the energy, currencies, interest rates, agriculture and stock indices sectors posting profits. The metals sector posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as the Partnership captured the price move of natural gas triggered by winter weather across the U.S.  Small losses in the Partnership’s long crude oil positions were insufficient to offset the strong performance in natural gas. Profits were posted to the Partnership in the middle of the first quarter due to the Partnership’s long positions in natural gas, crude oil and rbob gasoline. Losses were posted to the Partnership at the end of the first quarter as the energy sector calmed significantly in March. As a result, the Partnership was flat for March. Profits were posted to the Partnership at the beginning of the second quarter as the Partnership benefitted from a generally inactive energy sector. In April profits earned on long natural gas and Brent crude oil slightly outweighed losses in U.S. crude oil and RBOB. Losses were posted to the Partnership in the middle of the second quarter as small profits were earned long the crude oil market, but were outweighed with losses incurred long Brent crude, natural gas and RBOB gasoline. Losses were posted to the Partnership at the end of the second quarter. The Partnership’s long positions across the oil and gas complex were largely bucked by a sector-wide downward price move for June. The Partnership’s profits in crude oil were not enough to offset losses in other energy markets. Losses were posted to the Partnership at the beginning of the third quarter as investors apparently lost confidence in global energy demand. As a result, the Partnership suffered losses long Brent crude oil, WTI crude oil and RBOB gasoline. Those losses were too significant to overcome the Trading Program’s gain short natural gas.  Profits were posted to the Partnership in the middle of the third quarter as the Trading Program profited from the short gasoil and heating oil. Profits were posted to the Partnership at the end of the third quarter. Global energy markets offered investment opportunities as well. Specifically, the Partnership capitalized on sagging prices with short positions in gasoil, heating oil, Brent crude, natural gas, and RBOB gasoline. Profits were posted to the Partnership at the beginning of the fourth quarter due to the plummeting oil prices. As a result, continuing short positions in crude, Brent crude, gasoil, heating oil and RBOB gasoline all generated tidy profits. These energy profits where undercut only by a relatively small loss short the natural gas market which, as is often the case, bucked the broader downward price trend in energy. Profits were posted to the Partnership in the middle of the fourth quarter as energy prices plummeted throughout November and lead to profits for the Trading Program’s short positions in crude, Brent crude, gasoil, heating oil, and RBOB unleaded gasoline. Profits were posted to the Partnership in the end of the fourth quarter. Most profitable in December was the plummeting energy sector which continued to unravel upon headline after headline regarding a global over-supply of energy products of all types. The Trading Program held short positions across the energy complex for December and all positions yielded profits whether in crude oil, Brent crude oil, Gasoil, heating oil, RBOB gasoline or even, natural gas.

The currency sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter due to the sharp upward move in the Japanese yen that bucked 2013’s downward trend and the Partnership’s carryover short position from 2013. Adding to the losses were downward moves in the Swiss franc and euro that went against the Partnership’s long positions. These outcomes could not be overcome by winning short trades against the Australian dollar and South African rand. Losses were posted to the Partnership in the middle of the first quarter as profits were outweighed by losses incurred shorting the Japanese yen, Australian dollar, and the South African rand. Losses were posted to the Partnership at the end of the first quarter due to the Partnership’s long positions in the British pound and on both sides of the euro market. Profits were posted to the Partnership at the beginning of the second quarter. Currencies such as the British pound and Swiss franc moved upward in April and the Partnership’s long positions in both markets benefitted as a result. Gains in these two currencies outweighed small losses short the Japanese yen and long the Australian dollar.  The Partnership suffered losses in the middle of the second quarter due to a sharp reversal in the Euro, a downward movement in the Danish krone and New Zealand dollar, and an uptick in the South African rand. Profits were posted to the Partnership at the end of the second quarter. In June profits were obtained from the Japanese yen, British pound, New Zealand dollar, and Australian dollar as well as the short euro.  Profits were posted to the Partnership at the beginning of the third quarter as short dollar positions bolstered gains. The strongest performers were short Euro and short Swiss franc, followed up by positions short Japanese yen, Czech koruna and Swedish krona. Profits were posted to the Partnership in the middle of the third quarter as the Trading Program benefitted from short the foreign currencies and long the dollar as the Euro, Japanese yen, Swiss franc, and Czech koruna all moved downward sharply in support of the Trading Program’s investment approach. Profits were posted to the Partnership at the end of the third quarter.  Leading the way were short positions in Swiss franc, Euro, and Japanese yen, all of which fell sharply at various points in September. Adding to the profits were investments short the Australian dollar, Danish krone, New Zealand dollar, Czech koruna, Norwegian krone, Swedish krona, and Polish zloty, all of which moved downward sharply as the world dealt with various macro developments. Overall, but for a loss generated by investing long the British pound, the Partnership found profits in currencies in which it invested. Losses were posted to the Partnership at the beginning of the fourth quarter due to the short Japanese yen, British pound, Singapore dollar and South African rand. Profits were posted to the Partnership in the middle of the fourth quarter. Most beneficial for the Partnership were short positions in Japanese yen and Singapore dollars. Additionally helpful were short positions in the British pound, euro, Australian dollar and Norwegian krone. Profits were posted to the Partnership in the end of the fourth quarter.

The interest rate sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The bond sector was a disappointment in January. The Partnership’s directional basket of global positions failed to gain profits, even with the U.S. Federal Reserve’s reaffirmation of its plans to taper its easing policy. Overall, small gains in the U.S. and Japanese bond markets were insufficient to offset losses selling European markets such as the bund and gilt. Profits were posted to the Partnership in the middle of the first quarter. There were profits from the Partnership’s long positions in the U.S. 5 and 10 year Treasury note markets as well as in Japanese, Canadian and British bonds that slightly outweighed losses long U.S. treasury bonds and German bunds. Profits were posted to the Partnership at the end of the first quarter. The Partnership’s long positions in the German, British and longer-term U.S. treasuries generated profits that were sufficient to outweigh losses on the long side of Japanese bonds and shorter-term U.S. treasuries. Profits were posted to the Partnership at the beginning of the second quarter as rates largely moved downward and bond prices, conversely, upward in the U.S., Europe and Asia. In April leading the way for the Partnership were long positions of Japanese, German, and British longer-term bonds. Profits were posted to the Partnership in the middle of the second quarter as the Partnership’s long positions rose across the yield curve. In May profits with no offsetting bond losses were in Europe (Bund, Bobl and Long Gilt), Asia (JGBs), and in the U.S. (medium and long-term treasuries). Losses were posted to the Partnership at the end of the second quarter. With the Partnership long (short interest rates) across the board, most of the markets moved sideways (Australia, Canada, and Europe) or downward (U.S.). Profits were posted to the Partnership at the beginning of the third quarter due to long bond positions. Specifically, the Partnership found profits on three continents — North America, Asia and Europe — as investors took cover from market unrest in fixed income investments of various durations. Profits were posted to the Partnership in the middle of the third quarter from the global bond sector where its long bond/short interest rate combination continued to bear gains for investors. Particularly productive in August were the Trading Program’s positions long the U.S. 30 year and long bonds in Japan, Canada, and Germany. Losses were posted to the Partnership at the end of the third quarter. In the global bond markets, the price action was uniformly bad across geographies and durations. As a result, the Partnership lost money in each of its positions with the worst investments being U.S. 5, 10 and 30 years instruments. Losses were posted to the Partnership at the beginning of the fourth quarter due to German bund and European bobl markets. Profits were posted to the Partnership in the middle of the fourth quarter. Most successful for the Partnership were positions in U.S. 30, 10 and 5 year treasuries, Canadian Government Bonds, and German Bund as investors continued to flock to those markets and interest rates continued to stay low around the globe. Profits were posted to the Partnership in the end of the fourth quarter as global bonds which generally moved upward in price in stride with long positions across the Trading Program’s portfolio. Most profitable in December were Japanese Government Bonds, U.S. 10 Year Treasuries, German Bobl and Bunds,British Gilts, and Australian and Canadian issues. Profits in these markets easily outweighed a slight loss in U.S. 5 Year and 30 Year Treasuries which did not follow suit with the other markets in the sector for December.

The agriculture sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter due to the Partnership’s trading program buying cattle and soy meal and selling sugar, wheat and rubber. Gains in these markets were sufficient to outweigh January losses in coffee and corn where the Partnership’s short positions were not profitable. Profits were posted to the Partnership in the middle of the first quarter due to the Partnership’s long positions in coffee, cattle, the soy complex and rubber. Losses were posted to the Partnership at the end of the first quarter. The agricultural markets offered a mixed bag that ultimately resulted in a small loss for the Partnership. The Partnership’s long positions in soy beans and soy meal generated profits which was offset by losses on both sides of a choppy wheat market and long positions in the cotton market. Profits were posted to the Partnership at the beginning of the second quarter as rallying food-based commodities benefitted the Partnership. Specifically, the Partnership’s long positions in corn, coffee, soybeans and soy meal combined to outweigh a loss long the cotton market. Complementing the gains in food products were profits generated short the rubber market. Losses were posted to the Partnership in the middle of the second quarter as downward price moves in wheat and coffee bucked the previously profitable long positions the Partnership held coming out of April. Slight profits in corn, soybeans and rubber helped to offset the larger losses in wheat and coffee. Losses were posted to the Partnership at the end of the second quarter as the agricultural sector provided the Partnership with a mixed bag that ultimately edged in the direction of unprofitability by the end of June. The Partnership suffered the losses in the soy complex (both beans and meal) as prices reversed against the long positions. Profits were posted to the Partnership at the beginning of the third quarter as short positions in wheat, corn and cotton paid off in the face of downward price pressure. Simultaneously, the Partnership found profits long the cattle market as it continued to move inversely to most other agricultural markets. Losses were posted to the Partnership in the middle of the third quarter. Losses incurred by the Trading Program involved short cotton and Kansas City wheat and long cattle. Profits were posted to the Partnership at the end of the third quarter as profits were generated in the markets in which the Partnership invested. Other than cattle, where rising prices helped long positions generate profitable returns, short was the place to be as falling prices in corn, cotton, wheat, rubber, soy products, and sugar resulted in positive outcomes for the Partnership. Losses were posted to the Partnership at the beginning of the fourth quarter as the agricultural sector, which reversed upward sharply in October whittled away many of its gains that the Partnership had made at the end of the third quarter. Coffee, corn, cotton, wheat, rubber, soy products and sugar all spiked against the Trading Program’s short positions for October and the only mitigation came from an ongoing long position in cattle which generated profits. Profits were posted to the Partnership in the middle of the fourth quarter due to the investments short cotton, sugar and long cattle. Losses were posted to the Partnership in the end of the fourth quarter. Winning positions short sugar were offset by losing positions short long corn, wheat and live cattle.

The stock indices sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The global stock markets generally had strong market corrections in January and as a result, the Partnership’s long positions lost money across the board. Profits were posted to the Partnership in the middle of the first quarter due to the Partnership’s long positions stock indices in Sweden, Italy, Taiwan and the Netherlands. Profits were posted to the Partnership at the end of the first quarter due to the Partnership’s long positions in the Scandinavian OMX, the

Italian FTSE MIB, Taiwan, and the S&P 500. Profits were posted to the Partnership at the beginning of the second quarter as positive returns were generated on the long position of the Italian Stock Index, the S&P 500 index and the Dow Jones index, as well as on the short position of the TOPIX index. Returns from these positions buffered losses incurred long the NASDAQ and short Chinese H-Shares. The Partnership’s diversified approach paid off in the middle of the second quarter as the profits in Asia (India and Taiwan), Europe (AEX, EuroStoxx and OMX), and the U.S. (S&P and Dow) were posted. Profits were posted to the Partnership at the end of the second quarter.  The primary drivers for the Partnership’s success over the course of June were profitable positions long various indices including the NASDAQ, S&P 500, Dow, Taiwan, India and South Africa. The Nikkei position, however, had a small loss for June, but overall, the sector proved to be a positive source of return for the Partnership. Profits were posted to the Partnership at the beginning of the third quarter. The Trading Program found profits long various Asian markets, South Africa, and the NASDAQ.  Profits were posted to the Partnership in the middle of third quarter. The most profitable investments for the Trading Program in August were positions long the NASDAQ, Hong Kong’s Hang Seng and the S&P 500. Additional profits were found long equity indices in China and India and long the Dow Jones Industrial Average. Losses were posted to the Partnership at the end of the third quarter. With China and Hong Kong leading the way downward, many equity markets wilted in the face of growing concern about the Chinese economy and other global macro challenges such as the battle with ISIS in the Middle East. Losses were posted to the Partnership at the beginning of the fourth quarter as many markets swung from peak to trough over the course of October. The types of whippy, irrational equity moves witnessed in view defy explanation but fundamentalists will point to everything from the Ebola crisis, to the Middle East, to perceptions of a softening Chinese economy. Whatever the cause, within just a few weeks’ time, global equity markets collapsed and then recovered in a way that confounded. As a result of this tumult, the Trading Program lost money across the global equities sector on both the long and short side of various markets in the U.S., Europe and Asia. Profits were posted to the Partnership in the middle of the fourth quarter as sector continued an upward surge that began toward the end of October and carried through November. The Trading Program seized upon the renewed enthusiasm of equity investors around the globe and captured profits in many different markets. The best outcomes stemmed from long positions in the Japanese Nikkei and Topix, Chinese H-Shares, the NASDAQ, and the S&P. Losses were posted to the Partnership in the end of the fourth quarter due to the losing positions in Chinese H-Shares, the U.S. Nasdaq, the Indian Nifty, and Japanese Topix.

The metals sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The Partnership’s profits in copper were not enough to offset losses from selling precious metals such as platinum, gold, silver and nickel. Losses were posted to the Partnership in the middle of the first quarter. While the Partnership generated profits in short term long position gold trades, those profits were outweighed by losses incurred shorting silver, nickel and copper. Losses were posted to the Partnership at the end of the first quarter when gold, platinum and zinc prices failed to follow through on upward moves seized upon by the Partnership’s trading program during March. Profits were posted to the Partnership at the beginning of the second quarter as the Partnership found profits with long positions instead of shorts. Price rallies in nickel and precious metals such as gold and platinum carried April. The metals sector was flat in the middle of the second quarter. Losses were posted to the Partnership at the end of the second quarter as short positions in gold, silver and copper did not meld well with a late June price upswing across the sector. Only a relatively small long zinc position found profit for June, but not enough to offset the losses in the other metals markets. Profits were posted to the Partnership at the beginning of the third quarter. Most productive for July were positions in long zinc, aluminum and platinum which outweighed losses incurred short copper and gold and long nickel. Profits were posted to the Partnership in the middle of the third quarter due to long aluminum investment and long nickel. Losses were posted to the Partnership at the end of the third quarter. There was a distinct split in the sector with precious metals largely moving upward in September and industrial metals doing the opposite. As a result, larger losses long aluminum, nickel and zinc were posted. Profits were posted to the Partnership at the beginning of the fourth quarter. The Partnership found profits long aluminum, zinc, copper and nickel on the one hand and short silver and platinum on the other. Profits were posted to the Partnership in the middle of the fourth quarter due to the investments in nickel and silver. Losses were posted to the Partnership in the end of the fourth quarter. In the metals sector, a challenging year ended fittingly with indecisive markets bounding back upward in the face of the Trading Program’s short positions in aluminum, gold and silver. The only saving grace for the month was a profitable investment short U.S. copper.

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

(The Partnership has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K)

Recent Accounting Developments

Recent accounting developments, if any, are discussed in Exhibit 13.01

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2014 and 2013. During the fiscal year 2014, the Partnership’s average capitalization was $37,733,171.  During the fiscal year 2013, the Partnership’s average capitalization was $58,433,968.

December 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$367,587	0.97%	$761,777	$114,944
Metals	652,556	1.73%	1,772,040	123,822
Stock Indices	1,179,620	3.13%	3,008,059	501,207
Interest Rates	221,227	0.59%	642,800	52,263
Energy	428,792	1.14%	1,044,418	14,652
Agricultural Commodities	374,701	0.99%	628,160	66,239

TOTAL	$3,224,483	8.55%	$7,857,254	$873,127

December 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$1,350,008	2.31%	$2,586,952	$152,393
Metals	1,389,055	2.38%	2,744,174	109,769
Stock Indices	1,206,416	2.06%	2,615,611	505,278
Interest Rates	616,848	1.06%	818,769	256,251
Energy	148,706	0.25%	410,249	15,768
Agricultural Commodities	372,339	0.64%	766,026	193,103

TOTAL	$5,083,372	8.70%	$9,941,781	$1,232,562

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector.

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

Currencies

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Singapore dollar, U.S. dollar/New Zealand dollar and U.S. dollar/Danish krone positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, grains, cotton, coffee and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2014.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2014.

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

Sunrise Risk Management

While Sunrise relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to depart from this approach if market conditions are such that, in the opinion of Sunrise, exertion of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) per quarter

Eight quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$1,832,676	$2,321,539	$1,797,082	$(2,041,762)	$5,652,965	$(2,322,832)	$2,555,969	$1,004,995
Total Expenses	469,070	509,397	603,824	632,753	775,500	810,463	900,200	959,880
Net Income (Loss)	$1,363,606	$1,812,142	$1,193,258	$(2,674,515)	$4,877,465	$(3,133,295)	$1,655,769	$45,115

Net Income (Loss) per weighted average Unit (1)	$10.16	$11.92	$6.45	$(13.52)	$20.53	$(12.21)	$5.97	$0.15

(1) The net income (loss) per weighted average unit is based on the weighted average of the total units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the year which ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Partnership’s management concluded that at December 31, 2014, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.   From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 40, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2014, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $750,192.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by MLAI, its general partner.)

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned 2,991 Unit-equivalent general partnership interests, which constituted 2.33% of the total Units outstanding, and the directors and executive officers of MLAI.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence

No person who served as a manager of MLAI during 2014 could be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                 Audit Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 or 2013 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Not applicable.

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Partnership, other than as set forth in the preceding paragraph (a).

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Select Futures I L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on April 30, 2003 (the “Registration Statement”).

3.02	ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K, filed on March 16, 2011.

3.03	Amendment to ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ML SELECT FUTURES I L.P.

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.