Form 10-Q
period 2015-03-31
ML SELECT FUTURES I LP
filed 2015-05-15
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐   No ☒

As of March 31, 2015, 122,135 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $2,383,638 for 2015 and $2,811,494 for 2014)	$32,694,992	$31,411,744
Unrealized profit on open futures contracts	1,277,020	1,151,066
Unrealized profit on open forwards contracts	8,355	124,608
Cash and cash equivalents	493,411	508,449
Accrued interest receivable	696	970

TOTAL ASSETS	$34,474,474	$33,196,837

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$1,141,301	$151,613
Unrealized loss on open forward contracts	106,952	24,958
Redemptions payable	176,379	675,455
Wrap fee payable	159,209	158,222
Other liabilities	3	18
Total liabilities	1,583,844	1,010,266

PARTNERS’ CAPITAL:

General Partner (2,991 Units and 2,991 Units)	786,207	750,192
Limited Partners (122,135 Units and 125,335 Units)	32,104,423	31,436,379

Total partners’ capital	32,890,630	32,186,571

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$34,474,474	$33,196,837

NET ASSET VALUE PER UNIT
(Based on 125,126 and 128,326 Units outstanding; unlimited Units authorized)	$262.8601	$250.8188

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$3,080,979	$(580,998)
Change in unrealized, net	(1,061,981)	(1,466,835)

Total trading profit (loss), net	2,018,998	(2,047,833)

INVESTMENT INCOME (LOSS)

Interest, net	2,013	6,071

EXPENSES:

Wrap fee	480,278	632,753

Total expenses	480,278	632,753

NET INVESTMENT INCOME (LOSS)	(478,265)	(626,682)

NET INCOME (LOSS)	$1,540,733	$(2,674,515)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	126,930	197,798

Net income (loss) per weighted average General Partner and Limited Partner Unit	$12.14	$(13.52)

See notes to financial statements.

ML SELECT FUTURES I L.P.

  (a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	(39,622)	(2,634,893)	(2,674,515)

Redemptions	(9,970)	—	(2,207,500)	(2,207,500)

PARTNERS’ CAPITAL, March 31, 2014	192,503	$660,216	$41,832,252	$42,492,468

PARTNERS’ CAPITAL, December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	36,015	1,504,718	1,540,733

Redemptions	(3,200)	—	(836,674)	(836,674)

PARTNERS’ CAPITAL, March 31, 2015	125,126	$786,207	$32,104,423	$32,890,630

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Per Unit Operating Performance:

Net asset value, beginning of period	$250.8188	$233.9835

Realized trading profit (loss)	24.2567	(2.8621)
Change in unrealized, net	(8.4473)	(7.2168)
Interest income, net	0.0158	0.0307
Expenses (1)	(3.7839)	(3.1991)

Net asset value, end of period	$262.8601	$220.7362

Total Return: (2)

Total return (3)	4.80%	-5.66%

Ratios to Average Partners’ Capital (1) (3):

Expenses	1.46%	1.43%
Net investment loss	-1.45%	-1.42%

(1) Includes the impact of brokerage commission expenses which are included in the wrap fee.

(2) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Select Futures I L.P. (the “Partnership”), which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Trading Advisor”) is the trading advisor of the Partnership.

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014, are as follows:

March 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	6	$(3,656)	-0.01%	(50)	$128,047	0.39%	$124,391	0.38%	April 2015 - August 2015
Currencies - Futures	83	(43,000)	-0.13%	(84)	18,228	0.06%	(24,772)	-0.07%	June 2015
Currencies - Forwards*	1,285,118	(12,658)	-0.04%	(4,659,573)	(85,939)	-0.26%	(98,597)	-0.30%	June 2015
Energy	—	—	0.00%	(33)	63,315	0.19%	63,315	0.19%	April 2015 - November 2015
Interest rates	59	38,838	0.12%	—	—	0.00%	38,838	0.12%	June 2015 - December 2015
Metals	92	(767,048)	-2.33%	(136)	798,741	2.43%	31,693	0.10%	May 2015 - June 2015
Stock indices	323	(92,233)	-0.28%	(41)	(5,513)	-0.02%	(97,746)	-0.30%	April 2015 - June 2015

Total		$(879,757)	-2.67%		$916,879	2.79%	$37,122	0.12%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	102	$(31,588)	-0.10%	(43)	$22,166	0.07%	$(9,422)	-0.03%	February 2015 - May 2015
Currencies - Futures	19	4,475	0.01%	(186)	105,885	0.33%	110,360	0.34%	March 2015
Currencies - Forwards*	531,051	(9,421)	-0.03%	(9,423,066)	109,071	0.34%	99,650	0.31%	March 2015
Interest rates	109	32,879	0.10%	—	—	0.00%	32,879	0.10%	March 2015 - December 2015
Energy	—	—	0.00%	(37)	302,195	0.94%	302,195	0.94%	January 2015 - November 2015
Metals	25	(69,844)	-0.22%	(58)	63,050	0.20%	(6,794)	-0.02%	February 2015 - March 2015
Stock indices	300	570,235	1.77%	—	—	0.00%	570,235	1.77%	January 2015 - March 2015

Total		$496,736	1.53%		$602,367	1.88%	$1,099,103	3.41%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of March 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

The Partnership’s unrealized profit (loss) on open forwards and futures contracts by the above fair value hierarchy levels, as of March 31, 2015 and December 31, 2014 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,277,020	$355,497	$921,523	$—
Forwards	8,355	—	8,355	—
	$1,285,375	$355,497	$929,878	$—

Liabilities
Futures	$1,141,301	$242,785	$898,516	$—
Forwards	106,952	—	106,952	—
	$1,248,253	$242,785	$1,005,468	$—

March 31, 2015	$37,122	$112,712	$(75,590)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,151,066	$1,129,816	$21,250	$—
Forwards	124,608	—	124,608	—
	$1,275,674	$1,129,816	$145,858	$—

Liabilities
Futures	$151,613	$65,519	$86,094	$—
Forwards	24,958	—	24,958	—
	$176,571	$65,519	$111,052	$—

December 31, 2014	$1,099,103	$1,064,297	$34,806	$—

The Partnership’s volume of trading forwards and futures as of the three month period ended March 31, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2015 or the year ended December 31, 2014.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with their counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2015 and 2014:

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(51,012)	$101,007
Currencies	174,022	(839,490)
Energy	151,343	347,334
Interest rates	768,828	(248,761)
Metals	(44,701)	(507,945)
Stock indices	1,020,518	(899,978)

Total, net	$2,018,998	$(2,047,833)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally)

provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts and in the over the counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Partnership. This policy may increase risk to the Partnership by preventing the diversification of brokers used by the Partnership.

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three month periods ended March 31, 2015 and 2014 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees discussed further below.

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

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  ASU 2015-07 will be effective for the Partnership beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively.  MLAI is currently evaluating the standard and does not believe it will have a material impact on the Partnership’s financial statements.

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

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Partnership’s Net Asset Value will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued wrap fee, Profit Share and other liabilities of the Partnership.  MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2014	$220.9897	$222.6933	$220.7362
2015	$260.1297	$262.9219	$262.8601

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

For the three months ended March 31, 2015, Partnership capital increased 2.19% from $32,186,571 to $32,890,630.  This increase was attributable to the net profit from operations of $1,540,733 coupled with the redemption of 3,200 Redeemable Units of Interest resulting in an outflow of $836,674. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The Partnership experienced a net trading profit of $2,018,998 before brokerage commissions and related fees in the first quarter of 2015. The Partnership’s profits were primarily attributable to the stock indices, interest rate, currency and energy sectors posting profits. The metals and agriculture sectors posted losses.

The stock indices sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter due to the long positions in many facets of sagging U.S. equity markets. Profits were posted to the Partnership in the middle of the quarter. The Trading Program was successful in the equities sector for February. Global markets rallied on solid economic and earnings data, constructive input from the U.S. Federal Reserve, and other inputs finding their way upward after a rough January correction from Australian SPI 200, NASDAQ, S&P 500, Dow Jones, Swedish OMX, German DAX and EU Euro Stoxx. Losses were posted to the Partnership at the end of the quarter as the Trading Program suffered losses in the S&P 500, NASDAQ and the Dow.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Global bonds led the way for the Trading Program in January as investors reached for safety in the face of equity market retracement and ongoing downward price pressure on commodities. With bond prices rising around the world, most of the Trading Program’s long positions were profitable in January with the best returns emerging in U.S. 30, 10 and 5 year treasuries, Japanese government bonds, and European bobl. Additional profits were added in Australian and Canadian bond markets, and only the Trading Program’s positions in the British Short Sterling and the U.S. 2 year treasury markets failed to make profits for the Partnership in January. Losses were posted to the Partnership in the middle of the quarter. Global bond markets were challenging for February and the Trading Program was largely unprofitable across the board in the various markets in which the Partnership invests. Particularly challenging were the British Long Gilt and U.S. 30, 10 and 5 year treasuries, each of which whipped around and ultimately trended downward against the Trading Program’s long positions during February as investor fears eased after a panicky January. Losses were posted to the Partnership at the end of the quarter. Global bonds were perhaps the trickiest sector during March with prices vacillating in connection with commentary and speculation on the potential timing and magnitude of anticipated U.S. rate hikes resulting in losses incurred long the German bund and U.S. 30 year treasury.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. A sharp loss short the Swiss franc on the Swiss government’s mid-month bolstering effort was offset by gains short the euro, Australian dollar, New Zealand dollar, Danish krone, and Singapore dollar, among other currencies. Losses were posted to the Partnership in the middle of the quarter as the Trading Program incurred another monthly loss in Swiss francs as the Swiss National Bank continued a series of measures at intervention. Profits were posted to the Partnership at the end of the quarter. In this sector, the U.S. dollar continued to surge versus most currencies and the outcome for the Partnership was profitable investing short the euro, British pound, South African rand, and various other global denominations.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter.  The Partnership’s short positions across the sector were profitable with natural gas and gasoil leading the way. Only rbob gasoline failed to yield profit in January as, overall, energy continued to be a source of opportunity for the Trading Program. Losses were posted to the Partnership in the middle of the quarter. February saw a waning of the downward price move as markets across the energy sector rallied and appeared to set a potential bottom after months of gloom. The Trading Program was hit hardest on its positions short Brent crude, gasoil, heating oil and rbob gasoline and also suffered a slight loss for February in WTI crude. Profits were posted to the Partnership at the end of the quarter. The Trading Program found its best opportunities in the energy sector. Despite a lot of intra-month price vacillation, prices ultimately moved downward in March and as a result the Partnership was able to capitalize on short positions in various components of its diversified investment models. Brent crude, heating oil, and rbob gasoline offered the best outcomes and ultimately, only the Partnership’s short position in crude oil lost money for March.

The metals sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Driving January’s success were sharp downward moves in the copper and aluminum markets as industrial metals got caught in the downdraft of energy and equity prices. The Trading Program’s short positions were not as successful in nickel and whippy gold and silver markets continued to test investment approach but, overall, profits in the sector outweighed losses to lead to a successful January in metals for the Partnership. Losses were posted to the Partnership in the middle of the quarter. The Trading Program suffered losses shorting copper in the face of a solid rally in that market and also misplayed gold with an unsuccessful long trade and platinum with an unsuccessful short trade. Losses were posted to the Partnership at the end of the quarter. The global metals sector was unprofitable for the Trading Program, particularly gold and silver markets that did not settle into any defined pattern.  The industrial metals provided little sanctuary as only a short position in nickel yielded a profit for the Trading Program in March versus losing positions in copper, zinc and aluminum.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter where wheat backtracked sharply against the Partnership’s long position and caused a loss that outweighed small gains earned for Partnership in long corn and short rubber and cotton positions. Profits were posted to the Partnership in the middle of the quarter due to the Partnership’s short positions in coffee and wheat, which aligned nicely with falling prices in those markets. Profits were posted to the Partnership at the end of the quarter. Leading the way were short positions that captured a sharp drop in sugar prices and a less significant, but still profitable drop in coffee prices during March.

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

Value at Risk (“VaR”) is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of VaR.  Due to the Partnership’s fair value accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Partnership’s open positions by market category for the fiscal period.  For the three month periods ended March 31, 2015 and 2014, the Partnership’s average capitalization was $32,775,392 and $44,142,816, respectively.

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$553,312	1.69%	$639,708	$498,481
Metals	142,148	0.43%	164,343	128,061
Stock Indices	438,390	1.34%	506,842	394,947
Interest Rates	174,180	0.53%	201,377	156,920
Energy	283,969	0.87%	328,309	255,829
Agricultural Commodities	557,894	1.70%	645,006	502,609

TOTAL	$2,149,893	6.56%	$2,485,585	$1,936,847

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$153,209	0.35%	$198,686	$114,944
Metals	1,366,444	3.10%	1,772,040	1,025,161
Stock Indices	2,319,554	5.25%	3,008,059	1,740,223
Interest Rates	146,789	0.33%	190,360	110,127
Energy	19,530	0.04%	25,327	14,652
Agricultural Commodities	470,626	1.07%	610,319	353,082

TOTAL	$4,476,152	10.14%	$5,804,791	$3,358,189

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.  The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time.  The foregoing VaR table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2015 by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership may also take positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

Currencies

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Singapore dollar, U.S. dollar/New Zealand dollar and U.S. dollar/Danish krone positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining VaR in a functional currency other than U.S. dollars.

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, grains, cotton, coffee and sugar accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of March 31, 2015.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of March 31, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

While the Trading Advisor relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to depart from this approach if market conditions are such that, in the opinion of Trading Advisor, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

Subscription

	Amount	Units	NAV
Jan-15	$—	—	$250.8188
Feb-15	—	—	260.1297
Mar-15	—	—	262.9219
Apr-15	—	—	262.8601

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)