Form 10-Q
period 2015-06-30
ML SELECT FUTURES I LP
filed 2015-08-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, 118,658 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $3,499,567 for 2015 and $2,811,494 for 2014)	$30,669,296	$31,411,744
Unrealized profit on open futures contracts	220,394	1,151,066
Unrealized profit on open forwards contracts	32,231	124,608
Cash and cash equivalents	562,021	508,449
Accrued interest receivable	284	970

TOTAL ASSETS	$31,484,226	$33,196,837

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$564,968	$151,613
Unrealized loss on open forward contracts	22,053	24,958
Redemptions payable	753,457	675,455
Wrap fee payable	148,050	158,222
Other liabilities	12	18
Total liabilities	1,488,540	1,010,266

PARTNERS’ CAPITAL:

General Partner (.41 Units and 2,991 Units)	103	750,192
Limited Partners (118,658 Units and 125,335 Units )	29,995,583	31,436,379

Total partners’ capital	29,995,686	32,186,571

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$31,484,226	$33,196,837

NET ASSET VALUE PER UNIT
(Based on 118,658 and 128,326 Units outstanding; unlimited Units authorized)	$252.7902	$250.8188

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$(427,526)	$1,990,895	$2,653,453	$1,409,897
Change in unrealized, net	(371,518)	(197,599)	(1,433,499)	(1,664,434)

Total trading profit (loss), net	(799,044)	1,793,296	1,219,954	(254,537)

INVESTMENT INCOME (LOSS)

Interest, net	1,422	3,786	3,435	9,857

EXPENSES:

Wrap fee	453,307	603,824	933,585	1,236,577

Total expenses	453,307	603,824	933,585	1,236,577

NET INVESTMENT INCOME (LOSS)	(451,885)	(600,038)	(930,150)	(1,226,720)

NET INCOME (LOSS)	$(1,250,929)	$1,193,258	$289,804	$(1,481,257)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	123,300	185,047	125,115	191,423

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(10.15)	$6.45	$2.32	$(7.74)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL,
December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	(20,678)	(1,460,579)	(1,481,257)

Redemptions	(27,148)	—	(6,082,111)	(6,082,111)

PARTNERS’ CAPITAL,
June 30, 2014	175,325	$679,160	$39,131,955	$39,811,115

PARTNERS’ CAPITAL,
December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	9,585	280,219	289,804

Redemptions	(9,668)	(759,674)	(1,721,015)	(2,480,689)

PARTNERS’ CAPITAL,
June 30, 2015	118,658	$103	$29,995,583	$29,995,686

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015

Per Unit Operating Performance:

Net asset value, beginning of period	$262.8601	$250.8188

Realized trading profit (loss)	(3.4733)	20.7834
Change in unrealized, net	(2.9318)	(11.3791)
Interest income, net	0.0115	0.0273
Expenses (1)	(3.6763)	(7.4602)

Net asset value, end of period	$252.7902	$252.7902

Total Return: (2)

Total return (3)	-3.83%	0.79%

Ratios to Average Partners’ Capital (1) (3):

Expenses	1.44%	2.89%
Net investment loss	-1.43%	-2.88%

(1) Includes the impact of brokerage commission expenses which are included in the wrap fee.

(2) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014

Per Unit Operating Performance:

Net asset value, beginning of period	$220.7362	$233.9835

Realized trading profit (loss)	10.9825	8.1204
Change in unrealized, net	(1.4058)	(8.6226)
Interest income, net	0.0205	0.0512
Expenses (1)	(3.2635)	(6.4626)

Net asset value, end of period	$227.0699	$227.0699

Total Return: (2)

Total return (3)	2.87%	-2.95%

Ratios to Average Partners’ Capital (1) (3):

Expenses	1.45%	2.88%
Net investment loss	-1.44%	-2.86%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Partnership. The General Partner may select other of its affiliates or third parties as F/X or other over-the counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates. MLAI and each limited partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014, are as follows:

June 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(39)	$17,808	0.06%	$17,808	0.06%	September 2015
Currencies - Futures	156	(144)	0.00%	(289)	(36,238)	-0.12%	(36,382)	-0.12%	September 2015
Currencies - Forwards*	350,598	(6,486)	-0.02%	(1,998,229)	16,664	0.06%	10,178	0.04%	September 2015
Energy	15	(29,537)	-0.10%	(3)	1,440	0.00%	(28,097)	-0.10%	July 2015 - August 2015
Interest rates	28	8,500	0.03%	(287)	(116,363)	-0.39%	(107,863)	-0.36%	September 2015
Metals	—	—	0.00%	(84)	133,080	0.44%	133,080	0.44%	August 2015 - September 2015
Stock indices	187	(273,381)	-0.91%	(37)	(49,739)	-0.17%	(323,120)	-1.08%	July 2015 - September 2015

Total		$(301,048)	-1.00%		$(33,348)	-0.12%	$(334,396)	-1.12%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	102	$(31,588)	-0.10%	(43)	$22,166	0.07%	$(9,422)	-0.03%	February 2015 - May 2015
Currencies - Futures	19	4,475	0.01%	(186)	105,885	0.33%	110,360	0.34%	March 2015
Currencies - Forwards*	531,051	(9,421)	-0.03%	(9,423,066)	109,071	0.34%	99,650	0.31%	March 2015
Interest rates	109	32,879	0.10%	—	—	0.00%	32,879	0.10%	March 2015 - December 2015
Energy	—	—	0.00%	(37)	302,195	0.94%	302,195	0.94%	January 2015 - November 2015
Metals	25	(69,844)	-0.22%	(58)	63,050	0.20%	(6,794)	-0.02%	February 2015 - March 2015
Stock indices	300	570,235	1.77%	—	—	0.00%	570,235	1.77%	January 2015 - March 2015

Total		$496,736	1.53%		$602,367	1.88%	$1,099,103	3.41%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of June 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$220,394	$77,239	$143,155	$—
Forwards	32,231	—	32,231	—
	$252,625	$77,239	$175,386	$—

Liabilities
Futures	$564,968	$552,455	$12,513	$—
Forwards	22,053	—	22,053	—
	$587,021	$552,455	$34,566	$—

June 30, 2015	$(334,396)	$(475,216)	$140,820	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,151,066	$1,129,816	$21,250	$—
Forwards	124,608	—	124,608	—
	$1,275,674	$1,129,816	$145,858	$—

Liabilities
Futures	$151,613	$65,519	$86,094	$—
Forwards	24,958	—	24,958	—
	$176,571	$65,519	$111,052	$—

December 31, 2014	$1,099,103	$1,064,297	$34,806	$—

The Partnership’s volume of trading forwards and futures as of the six month period ended June 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with their counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2015 and 2014:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(163,019)	$(214,030)
Currencies	(617,946)	(443,924)
Energy	(334,251)	(182,908)
Interest rates	211,128	979,957
Metals	170	(44,531)
Stock indices	104,874	1,125,390

Total, net	$(799,044)	$1,219,954

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(264,024)	$(163,017)
Currencies	366,432	(473,059)
Energy	(219,618)	127,716
Interest rates	740,210	491,449
Metals	(423,027)	(930,973)
Stock indices	1,593,323	693,347

Total, net	$1,793,296	$(254,537)

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BofA Corp. entities.  Partnership assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual. It is expected that MLAI’s basic risk control procedures will consist of the process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Partnership. This policy may increase risk to the Partnership by preventing the diversification of brokers used by the Partnership.

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

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements that obligate the Partnership to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of June 30, 2015.

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by

MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and six month periods ended June 30, 2015 and 2014 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees discussed further below.

The Partnership’s brokerage commissions and administrative fees are included in the wrap fee which covers all of BofA Corp.’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Wrap fees and Interest, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Partnership beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Partnership’s financial statements.

7.   SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Partnership calculates the Net Asset Value per Unit as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion (each, a “Calculation Date”). The Partnership’s Net Asset Value will generally equal the value of the Partnership’s account under the management of its Trading Advisor as of such date, plus any other assets held by the Partnership, minus accrued wrap fee, profit share and other liabilities of the Partnership.  MLAI is authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Partnership.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$220.9897	$222.6933	$220.7362	$220.7362	$224.3074	$226.4602
2015	$260.1297	$262.9219	$262.8601	$255.4829	$255.2755	$252.7902

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

Investors in the Partnership generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last day of any calendar month (each a “Redemption Date”), upon providing notice at least 10 calendar days prior to month-end.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month period ended June 30, 2015, Partnership capital decreased 6.81% from $32,186,571 to $29,995,686.  This decrease was attributable to the net profit from operations of $289,804 coupled with the redemption of 9,668 redeemable Units resulting in an outflow of $2,480,689. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Partnership trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statements of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker or directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Partnership also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

Interest Rates and Income

The Partnership receives an interest rate based on the 90 day T-bill rate on U.S. dollar deposits.  Other rates exist for non-U.S. dollar deposits, however most of the Partnership’s cash is held in U.S. dollars.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Partnership performance.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and the Partnership expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Partnership being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The Partnership experienced a net trading profit of $2,018,998 before brokerage commissions and related fees in the first quarter of 2015. The Partnership’s profits were primarily attributable to the stock indices, interest rate, currency and energy sectors. The metals and agriculture sectors posted losses.

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

April 1, 2015 to June 30, 2015

The Partnership experienced a net trading loss of $799,044 before brokerage commissions and related fees in the second quarter of 2015. The Partnership’s profits were primarily attributable to the stock indices, interest rates and metals sectors. The energy, agriculture and currency sectors posted losses.

The stock indices posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter. In April markets trended upward around the globe and the Partnership capitalized. Leading the way were long positions in Hong Kong’s Hang Seng, China’s H-Shares, Japanese Topix, German DAX, and EuroStoxx. The Partnership made money in several global equity markets. Profits were posted to the Partnership in the middle of the quarter as the Partnership generated profits long the Dow, NASDAQ, S&P 500, and the Japanese Nikkei and Topix. Losses were posted to the Partnership at the end of the quarter as the late-June panic over Greece caused sizable equity losses, bucking a trend that to that point had been largely positive for June.

The interest rate sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. Long positions in the German Bund and French OAT 10 year were shaken out when prices in those markets dove and small profits across the U.S. yield curve and in Italian BTP 10 years were insufficient to offset those losses. Losses were posted to the Partnership in the middle of the quarter. In global bonds, price choppiness was pronounced as prices ebbed downward for much of the first part of May and then shot back upward as May wound down. The net results of this vacillation were losses short the German Bund, French OAT and long the U.S. 10 year. Profits were posted to the Partnership at the end of the quarter. The key to the Partnership’s relative success in June was a strong month of global bond trading. Short positions in the German Bund and Bobl as well as the French OAT 10 year generated profits as those markets plummeted in the wake of emerging European chaos. Adding to the Partnership’s gains were successful short positions in the U.S. 30 year and 5 year markets.

The metals sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. In April, there was a price resurgence which caused the Partnership to sustain losses shorting industrial metals, aluminum, copper and nickel. Profits were posted to the Partnership in the middle of the quarter. Global metals markets delivered positive results in May as a general downward price move lined up nicely with the Partnership’s short positions. Base metals were the story for May as the Partnership booked profits on short positions in aluminum, copper and nickel but avoided the precious metals sector completely due to lack of opportunity. Profits were posted to the Partnership at the end of the quarter. The global metals sector yielded profits for the Partnership in June as investor concerns about China and other factors drove industrial metal prices further downward throughout June. Specifically, the Partnership found profits on short positions in aluminum, copper and nickel.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. In April, prices bolted upward to buck what had been a sustained downward move in recent months. The result for the Partnership was losses short the entire product spectrum: crude, Brent crude, gasoil, heating oil, natural gas, and RBOB gasoline. Losses were posted to the Partnership in the middle of the quarter. In the energy markets prices whipped back and forth and ultimately caused losses for the Partnership’s short positions in natural gas and crude oil and long positions across other markets including Brent crude, gasoil, and heating oil. Losses were posted to the Partnership at the end of the quarter. In the energy sector, general market uncertainty characterized June as neither the Partnership’s short positions in natural gas and crude oil nor its long positions in Brent crude oil, crude oil, gasoil or heating oil were able to find their way to profitability.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter due to short positions in sugar. Profits were posted to the Partnership in the middle of the quarter as downward price moves in coffee and sugar aligned well with the Partnership’s ongoing short positions and rubber moved up slightly in support of a long position built by the Partnership as May unfolded. Losses were posted to the Partnership at the end of the quarter as heavy rains and flooding in parts of the U.S. led to a negative crop report in late June.  For the Partnership, the results were losses in short positions in coffee, corn, wheat and soybeans, along with losses on long positions in rubber.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. In April, the Partnership sustained losses across its entire currency book including British pound, Australian dollar, Euro, Japanese yen, South African rand, and others. Profits were posted to the Partnership in the middle of the quarter. Most successful for the Partnership was the global currency sector which delivered opportunities on both the long and short side. Specifically, after opening May with significant short positions in the British pound, the Partnership ended May long and over the course of several weeks, booked profits on both sides of the market. In respect of the Japanese yen, the Partnership was solidly long to start May, shifted to short by May’s month end, and banked some profits on both sides. Adding to solid performance in the pound and yen, the Partnership booked profits short the New Zealand dollar, South African rand, and Euro and long the Swiss franc. Profits were posted to the Partnership at the end of the quarter. Key to June’s success were the Partnership’s positions long the British pound and short the New Zealand dollar as those two currencies moved nicely in opposite directions.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Partnership’s open positions by market category for the fiscal period.  For the six month periods ended June 30, 2015 and 2014, the Partnership’s average capitalization was $31,943,941 and $42,586,889, respectively.

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$467,539	1.46%	$591,930	$379,705
Metals	286,499	0.90%	490,215	118,497
Stock Indices	693,498	2.17%	1,089,713	365,450
Interest Rates	226,915	0.71%	371,976	118,546
Energy	330,400	1.03%	441,992	236,722
Agricultural Commodities	490,162	1.53%	596,833	416,506

TOTAL	$2,495,013	7.80%	$3,582,659	$1,635,426

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$211,205	0.50%	$339,611	$114,944
Metals	987,375	2.32%	1,772,040	479,396
Stock Indices	1,479,233	3.47%	3,008,059	503,515
Interest Rates	328,160	0.77%	642,800	110,127
Energy	423,707	0.99%	1,044,418	14,652
Agricultural Commodities	484,276	1.14%	628,160	353,082

TOTAL	$3,913,956	9.19%	$7,435,088	$1,575,716

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014 by market sector. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2014. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

While the Trading Advisor relies on mechanical technical trading systems in making investment decisions, the overall strategy does include the latitude to depart from this approach if market conditions are such that, in the opinion of the Trading Advisor, execution of trades recommended by the mechanical systems would be difficult or unusually risky to an account.

Non-Trading Risk

The Partnership controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

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

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

Subscription

	Amount	Units	NAV
Jan-15	$—	—	$250.8188
Feb-15	—	—	260.1297
Mar-15	—	—	262.9219
Apr-15	—	—	262.8601
May-15	—	—	255.4829
Jun-15	—	—	255.2755
Jul-15	—	—	252.7902

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)