Form 10-Q
period 2015-09-30
ML SELECT FUTURES I LP
filed 2015-11-13
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, 115,265 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $1,386,486 for 2015 and $2,811,494 for 2014)	$26,551,645	$31,411,744
Unrealized profit on open futures contracts	525,259	1,151,066
Unrealized profit on open forwards contracts	19,983	124,608
Cash and cash equivalents	597,750	508,449
Accrued interest receivable	1,098	970

TOTAL ASSETS	$27,695,735	$33,196,837

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$273,528	$151,613
Unrealized loss on open forwards contracts	17,139	24,958
Redemptions payable	495,534	675,455
Wrap fee payable	131,316	158,222
Other liabilities	4	18
Total liabilities	917,521	1,010,266

PARTNERS’ CAPITAL:

General Partner (.41 Units and 2,991 Units)	95	750,192
Limited Partners (115,265 Units and 125,335 Units )	26,778,119	31,436,379

Total partners’ capital	26,778,214	32,186,571

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$27,695,735	$33,196,837

NET ASSET VALUE PER UNIT
(Based on 115,265 and 128,326 Units outstanding; unlimited Units authorized)	$232.3179	$250.8188

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$(2,620,446)	$1,659,945	$33,007	$3,069,842
Change in unrealized, net	588,971	659,141	(844,528)	(1,005,293)

Total trading profit (loss), net	(2,031,475)	2,319,086	(811,521)	2,064,549

INVESTMENT INCOME (LOSS)

Interest, net	3,634	2,453	7,069	12,310

EXPENSES:

Wrap fee	402,186	509,397	1,335,771	1,745,974

Total expenses	402,186	509,397	1,335,771	1,745,974

NET INVESTMENT INCOME (LOSS)	(398,552)	(506,944)	(1,328,702)	(1,733,664)

NET INCOME (LOSS)	$(2,430,027)	$1,812,142	$(2,140,223)	$330,885

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	118,190	152,051	122,807	178,299

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(20.56)	$11.92	$(17.43)	$1.86

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2013	202,401	$699,838	$46,658,645	$47,358,483

Subscriptions	72	—	16,000	16,000

Net income (loss)	—	19,005	311,880	330,885

Redemptions	(65,301)	—	(14,737,781)	(14,737,781)

PARTNERS’ CAPITAL, September 30, 2014	137,172	$718,843	$32,248,744	$32,967,587

PARTNERS’ CAPITAL, December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	9,577	(2,149,800)	(2,140,223)

Redemptions	(13,061)	(759,674)	(2,508,460)	(3,268,134)

PARTNERS’ CAPITAL, September 30, 2015	115,265	$95	$26,778,119	$26,778,214

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Per Unit Operating Performance:

Net asset value, beginning of period	$252.7902	$250.8188

Realized trading profit (loss)	(22.1440)	(1.3606)
Change in unrealized, net	5.0435	(6.3356)
Interest income, net	0.0307	0.0581
Expenses (1)	(3.4025)	(10.8628)

Net asset value, end of period	$232.3179	$232.3179

Total Return: (2)

Total return (3)	-8.10%	-7.38%

Ratios to Average Partners’ Capital (1) (3):

Expenses	1.42%	4.31%
Net investment loss	-1.41%	-4.29%

(1) Includes the impact of brokerage commission expenses which are included in the wrap fee.

(2) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Per Unit Operating Performance:

Net asset value, beginning of period	$227.0699	$233.9835

Realized trading profit (loss)	12.2841	20.4046
Change in unrealized, net	4.3258	(4.2968)
Interest income, net	0.0157	0.0669
Expenses (1)	(3.3579)	(9.8206)

Net asset value, end of period	$240.3376	$240.3376

Total Return: (2)

Total return (3)	5.84%	2.72%

Ratios to Average Partners’ Capital (1) (3):

Expenses	1.46%	4.34%
Net investment loss	-1.45%	-4.31%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “General Partner”), is the general partner and sponsor of the Partnership. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Partnership. The General Partner may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Partnership. The General Partner may select other of its affiliates, or third parties, as F/X or other over the counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates. MLAI and each limited partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014, are as follows:

September 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	5	$(6,390)	-0.02%	(118)	$91,380	0.34%	$84,990	0.32%	November 2015 - February 2016
Currencies - Futures	5	2,250	0.01%	(19)	36,191	0.14%	38,441	0.15%	December 2015
Currencies - Forwards*	153,472	(5,131)	-0.02%	(3,065,409)	7,975	0.03%	2,844	0.01%	December 2015
Energy	—	—	0.00%	(18)	10,390	0.04%	10,390	0.04%	October 2015
Interest rates	34	18,797	0.07%	—	—	0.00%	18,797	0.07%	December 2015
Metals	77	37,902	0.14%	(169)	220,415	0.82%	258,317	0.96%	October 2015 - December 2015
Stock indices	47	(151,275)	-0.56%	(171)	(7,929)	-0.03%	(159,204)	-0.59%	October 2015 - December 2015

Total		$(103,847)	-0.38%		$358,422	1.34%	$254,575	0.96%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	102	$(31,588)	-0.10%	(43)	$22,166	0.07%	$(9,422)	-0.03%	February 2015 - May 2015
Currencies - Futures	19	4,475	0.01%	(186)	105,885	0.33%	110,360	0.34%	March 2015
Currencies - Forwards*	531,051	(9,421)	-0.03%	(9,423,066)	109,071	0.34%	99,650	0.31%	March 2015
Interest rates	109	32,879	0.10%	—	—	0.00%	32,879	0.10%	March 2015 - December 2015
Energy	—	—	0.00%	(37)	302,195	0.94%	302,195	0.94%	January 2015 - November 2015
Metals	25	(69,844)	-0.22%	(58)	63,050	0.20%	(6,794)	-0.02%	February 2015 - March 2015
Stock indices	300	570,235	1.77%	—	—	0.00%	570,235	1.77%	January 2015 - March 2015

Total		$496,736	1.53%		$602,367	1.88%	$1,099,103	3.41%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of September 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2015 or the year ended December 31, 2014.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$525,259	$264,674	$260,585	$—
Forwards	19,983	—	19,983	—
	$545,242	$264,674	$280,568	$—

Liabilities
Futures	$273,528	$224,914	$48,614	$—
Forwards	17,139	—	17,139	—
	$290,667	$224,914	$65,753	$—

September 30, 2015	$254,575	$39,760	$214,815	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,151,066	$1,129,816	$21,250	$—
Forwards	124,608	—	124,608	—
	$1,275,674	$1,129,816	$145,858	$—

Liabilities
Futures	$151,613	$65,519	$86,094	$—
Forwards	24,958	—	24,958	—
	$176,571	$65,519	$111,052	$—

December 31, 2014	$1,099,103	$1,064,297	$34,806	$—

The Partnership’s volume of trading forwards and futures as of the nine month period ended September 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with their counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2015 and 2014:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(248,916)	$(462,946)
Currencies	(361,212)	(805,135)
Energy	424,595	241,687
Interest rates	(950,789)	29,167
Metals	326,541	282,008
Stock indices	(1,221,694)	(96,302)

Total, net	$(2,031,475)	$(811,521)

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$795,289	$632,272
Currencies	1,723,050	1,249,991
Energy	91,028	218,744
Interest rates	(187,821)	303,628
Metals	(89,438)	(1,020,411)
Stock indices	(13,022)	680,325

Total, net	$2,319,086	$2,064,549

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of September 30, 2015.

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”) a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by

MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and nine month periods ended September 30, 2015 and 2014 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fees discussed further below.

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

	MONTH-END NET ASSET VALUE PER UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$220.9897	$222.6933	$220.7362	$224.3074	$226.4602	$227.0699	$225.6986	$231.3856	$240.3376
2015	$260.1297	$262.9219	$262.8601	$255.4829	$255.2755	$252.7902	$244.3594	$230.0392	$232.3179

Liquidity and Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Partnership’s assets are held in cash with the brokers. Changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit or loss potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow. The Partnership should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Partnership to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

For the nine month period ended September 30, 2015, Partnership capital decreased 16.80% from $32,186,571 to $26,778,214.  This decrease was attributable to the net loss from operations of $2,140,223 coupled with the redemption of 13,061 redeemable Units resulting in an outflow of $3,268,134. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Partnership, including reducing the Net Asset Value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The Partnership experienced a net trading loss of $2,031,475 before brokerage commissions and related fees in the third quarter of 2015. The Partnership’s profits were primarily attributable to the energy and metal sectors. The agriculture, currency, interest rates and stock indices sectors posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter as the Partnership’s short positions aligned nicely with downward price moves in crude oil, Brent crude oil, gasoil, and heating oil. Losses were posted to the Partnership in the middle of the quarter. In energy, losses were largely uniform as the markets climbed during August against the Partnership’s short positions. Profits were posted to the Partnership at the end of the quarter. Investor concerns about waning global economic strength appeared to drive falling prices in Brent crude, oil, gasoil, natural gas and RBOB gasoline as they all conformed nicely to the Partnership’s short positions and the result was a profitable September across the board in energies.

The metals sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter. In July, the Partnership captured gold and silver’s plummeting price moves for profits and added gains short several industrial metals including aluminum, copper, and nickel. Losses were posted to the Partnership in the middle of the quarter. In metals, gold was the big story, spiking sharply in late August against the Partnership’s short positions. Profits were posted to the Partnership at the end of the quarter. The Partnership held short positions across the sector and by the end of September, nearly all of those positions, particularly those in industrial metals, resulted in profits including aluminum, copper, gold, nickel, silver and zinc.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. Most notable losses for the Partnership were long positions in wheat, soy products, and corn. Profits were posted to the Partnership in the middle of the quarter. Leading the way were gains long positions in wheat and soybean meal and short positions in sugar and rubber showing that even in the most challenging months, there are almost always opportunities to be found somewhere with sufficiently diversified investment systems. Profits were posted to the Partnership at the end of the quarter. Profitable for the Partnership were short positions in live cattle, soybeans, coffee and rubber and those profits were sufficient to outpace relatively small monthly losses.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter. In July, Europe was a flashpoint as the Partnership lost money long both the British pound and the Euro, and Asia proved tricky as well as an upward move against the Partnership’s short positions in the Japanese yen was also unsuccessful. Losses were posted to the Partnership in the middle of the quarter. Worst for August were the Partnership’s short and later long positions in the Euro and Japanese yen. Profits were posted to the Partnership at the end of the quarter. Global currencies also proved fruitful for the Partnership as the Partnership harnessed opportunities throughout September. In particular, the Partnership found profits through short positions in the South African rand, Singapore, Canadian and Australian dollars, and long positions in the Japanese yen.

The interest rate sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter. The global bond sector’s profits were elusive almost across the board. Just as many of the Partnership’s models began to take short positions in the wake of a burst of European bond price softening, many global markets rallied causing the Partnership to incur losses in BTP Italian 10 years, German Bobls and Bunds and OAT French 10 years. Shorts versus the U.S. 30 and 10 year markets also lost money. Losses were posted to the Partnership in the middle of the quarter. The bond market which at times vacillated with stock market twists and turns found itself predominantly long throughout August and ultimately was undercut by a downward chop across the U.S. yield curve in 2, 5, 10 and 30 year U.S. Treasuries. Bond markets outside of the U.S. proved indecisive for the Partnership and stayed neutral everywhere else with the exception of Canada where a small long position yielded a flat result for August. Profits were posted to the Partnership at the end of the quarter as the Partnership generated a slight profit on long positions in both U.S. 2 years and 5 years bonds.

The stock indices posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter because of long positions in various European indices such as the AEX, OMX EuroStoxx 50 as well as long positions in the Japanese Nikkei and Topix. Losses were posted to the Partnership in the middle of the quarter. The damage was predominantly on the U.S. side of the ledger as the NASDAQ and the S&P 500 were erratic and uncooperative with Partnership’s systematic approach. On the global side of the ledger, the Italian FTSE MIB and South African FTSE JSE added to the losses. Losses were posted to the Partnership at the end of the quarter as the Partnership sustained losses on long positions in the S&P 500 and short positions in the NASDAQ, the Dow, the German Dax, and India’s Nifty.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Partnership’s open positions by market category for the fiscal period.  For the nine month periods ended September 30, 2015 and 2014, the Partnership’s average capitalization was $30,635,215 and $39,525,184, respectively.

September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$402,002	1.31%	$639,708	$163,902
Metals	336,563	1.10%	511,880	128,061
Stock Indices	659,133	2.15%	1,089,713	394,947
Interest Rates	113,767	0.37%	201,377	25,006
Energy	270,982	0.88%	441,992	93,471
Agricultural Commodities	416,850	1.36%	645,006	163,158

TOTAL	$2,199,297	7.17%	$3,529,676	$968,545

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$359,038	0.91%	$761,777	$114,944
Metals	823,663	2.08%	1,772,040	438,956
Stock Indices	1,175,027	2.97%	3,008,059	501,207
Interest Rates	275,380	0.70%	642,800	110,127
Energy	486,819	1.23%	1,044,418	14,652
Agricultural Commodities	347,812	0.88%	628,160	66,239

TOTAL	$3,467,739	8.77%	$7,857,254	$1,246,125

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014 by market sector. There have been no material changes at September 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2014. There have been no material changes at September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV
Jan-15	$—	—	$250.8188
Feb-15	—	—	260.1297
Mar-15	—	—	262.9219
Apr-15	—	—	262.8601
May-15	—	—	255.4829
Jun-15	—	—	255.2755
Jul-15	—	—	252.7902
Aug-15	—	—	244.3594
Sep-15	—	—	230.0392
Oct-15	—	—	232.3179

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

Item 6.   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)