Form 10-K
period 2015-12-31
ML SELECT FUTURES I LP
filed 2016-03-18
CIK 1100878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

As of February 29, 2016, limited partnership units with an aggregate Net Asset Value of $24,581,157 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2015 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2015, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML SELECT FUTURES I L.P.

ANNUAL REPORT FOR 2015 ON FORM 10-K

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

As of December 31, 2015, the Net Asset Value of the Partnership was $24,423,296 and the Net Asset Value per Unit, originally $100 as of April 1, 1996, had risen to $224.9680.

The highest month-end Net Asset Value per Unit since Sunrise began trading the Partnership was $326.4906 (November 30, 2009) and the lowest was $127.0118 (July 31, 1998).

The Net Asset Value of the Partnership is generally calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, the Partnership’s Limited Liability Partnership Agreement allows the General Partner to depart from U.S. GAAP in calculating the Partnership’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the General Partner determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The General Partner may depart from U.S. GAAP in calculating the Partnership’s Net Asset

Value for these purposes if, for example, it determines that application of U.S. GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the General Partner determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the General Partner departs from U.S. GAAP in calculating the Partnerships Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Partnership’s audited financial statements will continue to be determined in accordance with U.S. GAAP.

(b)                                 Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Partnership does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Partnership upon notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) MLAI may terminate the Advisory Agreement upon 24 hours notice; (ii) the Trading Advisor may terminate the Advisory Agreement upon 20 days notice as of any month-end if (a) the Trading Advisor notifies MLAI of a proposed material change to the strategies to be used in the Trading Advisor’s managing the Partnership’s account and MLAI instructs the Trading Advisor not to implement such change, (b) the Trading Advisor has determined to cease managing any customer accounts, (c) the Trading Advisor’s instructions are overridden, or (d) the Partnership has a Net Asset Value as of the close of business on any day less than $1 million; and (iii) MLAI may terminate the Advisory Agreement as a result of a material breach by the Trading Advisor, or the Trading Advisor may terminate the Advisory Agreement as a result of a material breach by MLAI or the Partnership.

Trading Advisor’s Trading Program

The Trading Advisor’s Trading Program attempts to detect a trend or related price pattern, or lack thereof, with respect to a particular Commodity Interest by analyzing price movement and volatility over time.  This program consists of multiple, independent and parallel systems, each designed and tested to seek out and extract different market inefficiencies on different time horizons.  These systems will generate a signal to sell a “short” contract or purchase a “long” contract based upon their identification of a price trend or related price pattern in the particular Commodity Interest.  If the systems do not detect a price trend or related price pattern, a “neutral” trading signal will be generated.  While this neutral signal is designed to filter out high-risk “whipsaw” markets, it is successful on only a limited basis.  Successful speculative commodity trading employing trend-following and price pattern recognition techniques, such as the Trading Advisor’s system, depends to a large degree upon not trading in non-directional markets.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2015.

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

CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2015 and 2014, are as follows:

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(78)	$(8,544)	-0.03%	$(8,544)	-0.03%	February 2016 - May 2016
Currencies - Futures	—	—	0.00%	(1)	1,215	0.00%	1,215	0.00%	March 2016
Currencies - Forwards*	38,743	1,123	0.00%	(1,966,349)	20,475	0.08%	21,598	0.08%	March 2016
Interest rates	—	—	0.00%	(14)	1,904	0.01%	1,904	0.01%	June 2016
Energy	—	—	0.00%	(68)	(27,109)	-0.11%	(27,109)	-0.11%	January 2016 - February 2016
Metals	27	15,316	0.06%	(74)	(30,727)	-0.13%	(15,411)	-0.07%	February 2016 - March 2016
Stock indices	70	77,380	0.32%	(28)	(5,753)	-0.02%	71,627	0.30%	January 2016 - March 2016

Total		$93,819	0.38%		$(48,539)	-0.20%	$45,280	0.18%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Partners’ Capital	Contracts/Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	102	$(31,588)	-0.10%	(43)	$22,166	0.07%	$(9,422)	-0.03%	February 2015 - May 2015
Currencies - Futures	19	4,475	0.01%	(186)	105,885	0.33%	110,360	0.34%	March 2015
Currencies - Forwards*	531,051	(9,421)	-0.03%	(9,423,066)	109,071	0.34%	99,650	0.31%	March 2015
Interest rates	109	32,879	0.10%	—	—	0.00%	32,879	0.10%	March 2015 - December 2015
Energy	—	—	0.00%	(37)	302,195	0.94%	302,195	0.94%	January 2015 - November 2015
Metals	25	(69,844)	-0.22%	(58)	63,050	0.20%	(6,794)	-0.02%	February 2015 - March 2015
Stock indices	300	570,235	1.77%	—	—	0.00%	570,235	1.77%	January 2015 - March 2015

Total		$496,736	1.53%		$602,367	1.88%	$1,099,103	3.41%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of December 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swap or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Partnership’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower.  The Partnership’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Partnership assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2015 the Partnership employed $1,064,831 and $101,598 as initial margin to support futures and forward positions, respectively, representing approximately 4.23% and 0.40%, respectively, of the Partnership’s total assets as of such date.

Custody of Assets

The Partnership’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Partnership has authority to trade options on futures and forwards, but these contracts typically represent a small percentage of the Partnership’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Partnership’s investment risk, but the notional value of these instruments is not included on the Partnership’s balance sheet.

The vast majority of the net assets of the Partnership is, and has historically been, held in the form of cash.  The Partnership’s cash is used in various ways.  It can be:

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

•                  held in securities brokerage accounts maintained with MLPF&S; and

•                  held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high-quality securities or other instruments viewed as cash equivalents.

Typically the vast majority of the Partnership’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Partnership’s assets are expected to be required as margin or collateral at any one time. Approximately 90% of the Partnership’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.    The remaining approximately 10% is expected to be deposited with

MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government and money market mutual Partnerships.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Partnership’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

The General Partner, as sponsor of the Partnership, has a general policy of maintaining clearing and prime brokerage arrangements with its BofA Corp. affiliates, such as MLPF&S and MLI, although the General Partner may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Partnership.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Partnership’s assets, including as prime brokers.  However, the vast majority of the Partnership’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  The General Partner believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to the Partnership as a result of the General Partner’s relationship and shared corporate infrastructure with these affiliates.  In addition, the General Partner believes that MLPF&S is well capitalized and that the Partnership benefits from the transparency provided to the General Partner, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BofA Corp. entity holding Partnership assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

The General Partner is primarily responsible for the placement of the Partnership’s “cash assets.”  In exercising this responsibility, the General Partner’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Partnership’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Partnership’s cash assets may be held with the Partnership’s bank custodian, which is at present the administrator.

The General Partner retains the ability to change its cash management practices at any time, including by transferring a majority of the Partnership’s cash assets to the Partnership’s custodial bank accounts or other bank accounts.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks may be affiliated with the General Partner if the General Partner believes that to be in the best interests of the investors in the Partnership.

MLPF&S and any other BofA Corp. affiliates that hold the Partnership’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Partnership receives little or no interest on these cash assets.

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Partnership cash assets during any time they are maintained by the General Partner with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.    Interest is computed based upon the daily net equity balance of the Partnership’s account and is posted to the Partnership’s account on a monthly basis.

MLPF&S, in the course of acting as commodity broker for the Partnership, will have use of Partnership cash and earn interest and receive other economic benefits as a result. The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2015, 2014 and 2013. The Partnership’s brokerage commissions and administrative fees are included in the ‘wrap” fee which covers all of BofA Corp.’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

	2015		2014		2013
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Wrap Fee	$1,704,741	5.81%	$2,215,044	5.87%	$3,446,043	5.90%
Total Expenses	$1,704,741	5.81%	$2,215,044	5.87%	$3,446,043	5.90%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Partnership on forward trading or (ii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Partnership’s U.S. dollar assets maintained at MLPF&S. Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Partnership which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Partnership’s assets at MLPF&S are neither a direct expense of the Partnership nor readily quantifiable.

The Partnership’s average month-end Net Asset Values during 2015, 2014 and 2013 equaled $29,343,784, $37,733,171 and $58,433,968, respectively.

During 2015, 2014 and 2013 the Partnership earned $15,111, $14,161 and $36,955 in interest income, or approximately 0.05%, 0.04% and 0.06% of the Partnership’s average month-end Net Asset Values.

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

MLPF&S	Use of Partnership assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Partnership’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Administrative fees

A flat monthly rate equal to 1/12 of 0.25% (approximately 0.021%) of the Partnership’s month-end assets (a 0.25% annual rate) (“Administrative Fees”). For purpose of calculating the Administrative Fees, month-end assets are not reduced by any accrued but unpaid Profit Share, or by the accrued brokerage commission and the Administrative Fee then being calculated.

MLI (or a BofA Corp. affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

MLI (or a BofA Corp. affiliate); Other counterparties	EFP differentials

Certain of the Partnership’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or a BofA Corp. affiliate) receives an additional “differential” spread for exchanging the Partnership’s cash currency positions for equivalent futures positions.

Sunrise	Annual Profit Share

23% of any New Trading Profits generated by the Partnership as of the end of each calendar year (or upon redemption of Units). (“Profit Share”) “New Trading Profits” means the increase, if any, in cumulative net trading profits as of the end of any calendar year over the previous all-time high in cumulative net trading profits as of the end of any previous calendar year. New Trading Profits include all net trading profits but not interest income and after reduction for 3.75% of the annual brokerage commission.

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

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “ —Regulatory Changes Could Restrict the Partnership’s Operations.”

Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934, (the “Securities Exchange Act”), the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Partnership or the Trading Advisor is not necessarily indicative of how the Partnership or the Trading Advisor may perform in the future.  There can be no assurance that the Partnership will achieve its investment objectives or avoid substantial or total loss.  The Partnership may sustain losses under future market conditions that are similar to conditions in which it may have achieved gains in the past.

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

Most U.S. futures exchanges, limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and are subject to periods of significant illiquidity.  Trading in the forward currency and other OTC markets is not subject to daily limits, although such trading is also subject to periods of significant illiquidity.

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

The Partnership Trades Extensively in Non-U.S. Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practice and Political Risks

The Expanded Diversified Program trades a great deal outside the United States.  From time to time, as much as 40% of the Partnership’s overall market exposure could involve positions taken on non-U.S. markets (excluding non-

U.S. exchange transactions in U.S. markets).  Non-U.S. trading involves risks — including exchange-rate exposure, possible governmental intervention and lack of regulation — which U.S. trading may not.  In addition, the Partnership may not have the same access to certain positions on non-U.S. exchanges as do local traders, and the historical market data on which Sunrise bases its strategies may not be as reliable or accessible as it is in the United States.  Certain non-U.S. exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  The rights of clients in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.    For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In such cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Partnership has entered into a futures contract.  Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Partnership’s trading activities.  The Partnership could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had Sunrise limited its trading to U.S. markets.

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

MLAI has historically preferred BofA Corp. affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BofA Corp. affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BofA Corp. affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated cleared swaps customer accounts and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

MLAI may have limited control over the selection of counterparties by the Partnership.  The Partnership also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BofA Corp. broker and from “giving up” those trades to MLPF&S or the MLI.  In addition, to the extent assets are held at entities other than MLPF&S and the MLI, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BofA Corp. owns 10% or more of the Partnership, the Partnership’s assets will not be protected as “customer funds.”

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

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for uncleared OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.  With respect to cleared OTC trades, the Partnership will not face a clearinghouse directly, but rather will do so through MLI or any other OTC prime broker that is registered with the CFTC and that acts as a clearing member.  The

Partnership may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse triggered by a customer’s failure to meet its obligations to the clearing member.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in the interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Historical events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Partnership, if any, to be centrally cleared or traded on a regulated market.  This may subject the Partnership, the Trading Advisor, MLAI and/or the Partnership’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Partnership, the Trading Advisor or MLAI directly, while others could impact the Partnership, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Partnership’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Partnership in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. These requirements may make it more difficult and costly for investment funds, including the Partnership, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Partnership decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Partnership would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Partnership indirectly participates in an exchange or execution facility, the Partnership and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Partnership.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Partnership may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives markets by requiring central clearing of certain standardized derivatives trades, not all of the Partnership’s trades will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Partnership remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

The “Volcker Rule” component of the Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Partnership from other talented portfolio managers trading in the Partnership’s investment sector.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Partnership are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the E.U., although draft legislation covering various classes has been proposed.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Partnership Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Partnership’s ability to engage in transactions in derivatives.

Banking Regulation

BofA Corp. is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BofA Corp. directly, or indirectly through its subsidiaries, makes capital contributions to the Partnership in an aggregate amount such that BofA Corp. may be deemed to control the Partnership for purposes of the BHCA, or if BofA Corp. is otherwise deemed to control the Partnership for purposes of the BHCA, the Partnership may be subject to certain investment and other limitations.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effects on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Partnership and thereby the Partnership’s financial condition and liquidity.  The ultimate impact on global markets and the Partnership’s business is unpredictable.

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

Trade Error Execution Risk

Sunrise may use certain executing brokers unaffiliated with BofA Corp.  In the event of a trading error, the Partnership may have no effective remedy against such executing brokers.

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

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10281). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                 Market Information:

There is no established public trading market for the Units.

(b)                                 Holders:

As of December 31, 2015, there were 390 holders of Units, with one Unit holder who owned 11.09% of the Partnership’s Units.

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

During 2015, the Partnership issued Units as set forth in the following chart.

	Subscription Amount	Units	NAV (1)
Jan-15	$—	—	$250.8188
Feb-15	—	—	260.1297
Mar-15	—	—	262.9219
Apr-15	—	—	262.8601
May-15	—	—	255.4829
Jun-15	—	—	255.2755
Jul-15	—	—	252.7902
Aug-15	—	—	244.3594
Sep-15	—	—	230.0392
Oct-15	—	—	232.3179
Nov-15	—	—	224.9796
Dec-15	—	—	228.5339
Jan-16	—	—	224.9680
Feb-16	—	—	227.1967

(1) Beginning of the month Net Asset Value

Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Partnership.

Statements of Operations	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

TRADING PROFIT (LOSS), NET:
Realized, net	$(234,937)	$4,450,248	$5,064,626	$(18,809,252)	$12,292,987
Change in unrealized, net	(1,053,823)	(554,874)	1,789,516	11,603	(5,988,458)
Total trading profit (loss), net	$(1,288,760)	3,895,374	6,854,142	(18,797,649)	6,304,529

INVESTMENT INCOME (EXPENSE):
Interest, net	15,111	14,161	36,955	84,330	85,533

EXPENSES:
Wrap Fee	1,704,741	2,215,044	3,446,043	5,491,333	7,959,412
Total expenses	1,704,741	2,215,044	3,446,043	5,491,333	7,959,412

NET INVESTMENT LOSS	(1,689,630)	(2,200,883)	(3,409,088)	(5,407,003)	(7,873,879)

NET INCOME (LOSS)	$(2,978,390)	$1,694,491	$3,445,054	$(24,204,652)	$(1,569,350)

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Partners’ Capital	$24,423,296	$32,186,571	$47,358,483	$67,504,251	$119,304,071
Net Asset Value per Unit	$224.9680	$250.8188	$233.9835	$219.6744	$284.1791

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the limited partners of the Partnership. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2011	288.6250	297.7954	293.7558	306.9529	288.3932	281.6155	281.2604	282.6780	299.4734	277.7507	283.8444	284.1791
2012	273.8266	272.7583	277.3155	273.4723	261.5746	240.2625	256.1229	245.2881	234.7385	223.6726	221.6742	219.6744
2013	227.3940	214.0573	219.7681	221.9490	226.4065	225.6605	222.4313	219.8696	213.3512	218.5052	226.1277	233.9835
2014	220.9897	222.6933	220.7362	224.3074	226.4602	227.0699	225.6986	231.3856	240.3376	230.7196	244.5062	250.8188
2015	260.1297	262.9219	262.8601	255.4829	255.2755	252.7902	244.3594	230.0392	232.3179	224.9796	228.5339	224.9680

ML SELECT FUTURES I L.P.

December 31, 2015

Type of Pool:  Single Advisor/Publicly-Offered/Non-“Principal Protected”(1)

Inception of Trading: April 1996

Aggregate Subscriptions:    $560,357,219

Current Capitalization:   $24,423,296

Worst Monthly Drawdown(2):  (14.94)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (34.65)%  (December 2009 — December 2015)

Net Asset Value per Unit, December 31, 2015:   $224.9680

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.71%	(5.55)%	3.51%	(3.64)%	0.25%
February	1.07	0.77	(5.87)	(0.39)	3.18
March	(0.02)	(0.88)	2.67	1.67	(1.36)
April	(2.81)	1.62	0.99	(1.39)	4.49
May	(0.08)	0.96	2.01	(4.35)	(6.05)
June	(0.97)	0.27	(0.33)	(8.15)	(2.35)
July	(3.34)	(0.60)	(1.43)	6.60	(0.13)
August	(5.86)	2.52	(1.15)	(4.23)	0.50
September	0.99	3.87	(2.96)	(4.30)	5.94
October	(3.16)	(4.00)	2.42	(4.71)	(7.25)
November	1.58	5.98	3.49	(0.89)	2.19
December	(1.56)	2.58	3.47	(0.90)	0.12
Compound Annual Rate of Return	(10.31)%	7.20%	6.51%	(22.70)%	(1.30)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 1, 1996 by the Partnership; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 1, 1996 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Partnership’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

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

Total Trading
Year ended December 31, 2015	Profit (Loss)
Energy	$401,000
Currencies	(1,024,801)
Agricultural Commodities	(409,117)
Interest Rates	(231,887)
Stock Indices	(384,125)
Metals	360,170
$(1,288,760)

The Partnership experienced a net trading loss of $1,288,760 before brokerage commissions and related fees for the year ended December 31, 2015. The Partnership’s profits were primarily attributable to energy and metals sectors. The interest rates, stock indices, agriculture and currency sectors posted losses.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter.  The Partnership’s short positions across the sector were profitable with natural gas and gasoil leading the way. Only RBOB gasoline failed to yield profit in January as, overall, energy continued to be a source of opportunity for the Trading Program. Losses were posted to the Partnership in the middle of the first quarter. February saw a waning of the downward price move as markets across the energy sector rallied and appeared to set a potential bottom after months of gloom. The Trading Program was hit hardest on its positions short Brent crude, gasoil, heating oil and RBOB gasoline and also suffered a slight loss for February in WTI crude. Profits were posted to the Partnership at the end of the first quarter. The Trading Program found its best opportunities in the energy sector. Despite a lot of intra-month price vacillation, prices ultimately moved downward in March and as a result the Partnership was able to capitalize on short positions in various components of its diversified investment models. Brent crude, heating oil, and RBOB gasoline offered the best outcomes and ultimately, only the

Partnership’s short position in crude oil lost money for March. Losses were posted to the Partnership at the beginning of the second quarter. In April, prices bolted upward to buck what had been a sustained downward move in recent months. The result for the Partnership was losses short the entire product spectrum: crude, Brent crude, gasoil, heating oil, natural gas, and RBOB gasoline. Losses were posted to the Partnership in the middle of the second quarter. In the energy markets prices whipped back and forth and ultimately caused losses for the Partnership’s short positions in natural gas and crude oil and long positions across other markets including Brent crude, gasoil, and heating oil. Losses were posted to the Partnership at the end of the second quarter. In the energy sector, general market uncertainty characterized June as neither the Partnership’s short positions in natural gas and crude oil nor its long positions in Brent crude oil, crude oil, gasoil or heating oil were able to find their way to profitability. Profits were posted to the Partnership at the beginning of the third quarter as the Partnership’s short positions aligned nicely with downward price moves in crude oil, Brent crude oil, gasoil, and heating oil. Losses were posted to the Partnership in the middle of the third quarter. In energy, losses were largely uniform as the markets climbed during August against the Partnership’s short positions. Profits were posted to the Partnership at the end of the third quarter. Investor concerns about waning global economic strength appeared to drive falling prices in Brent crude, oil, gasoil, natural gas and RBOB gasoline as they all conformed nicely to the Partnership’s short positions and the result was a profitable September across the board in energies. Losses were posted to the Partnership at the beginning of the fourth quarter due to the Partnership’s short positions in natural gas, crude, brent crude, heating oil, and gasoil. Profits were posted to the Partnership in the middle of the fourth quarter.  In energies, November was driven by falling prices in natural gas, WTI crude, Brent crude, heating oil and gasoil, all of which appear to be in far greater supply than demand globally. Only the Trading Program’s small investment short RBOB gasoline went against the Trading Program as global investors seemed to unite in a bearish outlook on energy that synched nicely with the Trading Program’s short positions. Profits were posted to the Partnership at the end of the fourth quarter. The Trading Program was able to capitalize on the ongoing energy slump with short positions in crude oil, gasoil, Brent crude and heating oil.

The metals sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Driving January’s success were sharp downward moves in the copper and aluminum markets as industrial metals got caught in the downdraft of energy and equity prices. The Trading Program’s short positions were not as successful in nickel and whippy gold and silver markets continued to test investment approach but, overall, profits in the sector outweighed losses to lead to a successful January in metals for the Partnership. Losses were posted to the Partnership in the middle of the first quarter. The Trading Program suffered losses shorting copper in the face of a solid rally in that market and also misplayed gold with an unsuccessful long trade and platinum with an unsuccessful short trade. Losses were posted to the Partnership at the end of the first quarter. The global metals sector was unprofitable for the Trading Program, particularly gold and silver markets that did not settle into any defined pattern.  The industrial metals provided little sanctuary as only a short position in nickel yielded a profit for the Trading Program in March versus losing positions in copper, zinc and aluminum. Losses were posted to the Partnership at the beginning of the second quarter. In April, there was a price resurgence which caused the Partnership to sustain losses shorting industrial metals, aluminum, copper and nickel. Profits were posted to the Partnership in the middle of the second quarter. Global metals markets delivered positive results in May as a general downward price move lined up nicely with the Partnership’s short positions. Base metals were the story for May as the Partnership booked profits on short positions in aluminum, copper and nickel but avoided the precious metals sector completely due to lack of opportunity. Profits were posted to the Partnership at the end of the second quarter. The global metals sector yielded profits for the Partnership in June as investor concerns about China and other factors drove industrial metal prices further downward throughout June. Specifically, the Partnership found profits on short positions in aluminum, copper and nickel. Profits were posted to the Partnership at the beginning of the third quarter. In July, the Partnership captured gold and silver’s plummeting price moves for profits and added gains short several industrial metals including aluminum, copper, and nickel. Losses were posted to the Partnership in the middle of the third quarter. In metals, gold was the big story, spiking sharply in late August against the Partnership’s short positions. Profits were posted to the Partnership at the end of the third quarter. The Partnership held short positions across the sector and by the end of September, nearly all of those positions, particularly those in industrial metals, resulted in profits including aluminum, copper, gold, nickel, silver and zinc. Losses were posted to the Partnership at the beginning of the fourth quarter. Gold would not pick a consistent path as it swayed on investor concerns regarding the U.S. Federal Reserve and other factors. Silver followed gold’s indecisive lead to some degree and added to losses along with zinc. Profits were posted to the Partnership in the middle of the fourth quarter. Leading the way for the Trading Program was the global metals sector which moved downward substantially as November unfolded. Whether driven by investors’ lingering concerns regarding China’s demand for industrial metals or a weakening of the view that precious metals equal safety, the downward move in metals markets allowed the Trading Program to find profits. Losses were posted to the Partnership at the end of the fourth quarter. The Trading Program’s gains on short positions in gold, silver, platinum, and nickel were offset by losses on short positions in industrial metals including copper, zinc, aluminum and lead.

The interest rate sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. Global bonds led the way for the Trading Program in January as investors reached for safety in the face of equity market retracement and ongoing downward price pressure on commodities. With bond prices rising around the world, most of the Trading Program’s long positions were profitable in January with the best returns emerging in U.S. 30, 10 and 5 year treasuries, Japanese government bonds, and European Bobl. Additional profits were added in Australian and Canadian bond markets, and only the Trading Program’s positions in the British Short Sterling and the U.S. 2 year treasury markets failed to make profits for the Partnership in January. Losses were posted to the Partnership in the middle of the first quarter. Global bond markets were challenging for February and the Trading Program was largely unprofitable across the board in the various markets in which the Partnership invests. Particularly challenging were the British Long Gilt and U.S. 30, 10 and 5 year treasuries, each of which whipped around and ultimately trended downward against the Trading Program’s long positions during February as investor fears eased after a panicky January. Losses were posted to the Partnership at the end of the first quarter. Global bonds were perhaps the trickiest sector during March with prices vacillating in connection with commentary and speculation on the potential timing and magnitude of anticipated U.S. rate hikes resulting in losses incurred long the German bund and U.S. 30 year treasury. Losses were posted to the Partnership at the beginning of the second quarter. Long positions in the German Bund and French OAT 10 year were shaken out when prices in those markets dove and small profits across the U.S. yield curve and in Italian BTP 10 years were insufficient to offset those losses. Losses were posted to the Partnership in the middle of the second quarter. In global bonds, price choppiness was pronounced as prices ebbed downward for much of the first part of May and then shot back upward as May wound down. The net results of this vacillation were losses short the German Bund, French OAT and long the U.S. 10 year. Profits were posted to the Partnership at the end of the second quarter. The key to the Partnership’s relative success in June was a strong month of global bond trading. Short positions in the German Bund and Bobl as well as the French OAT 10 year generated profits as those markets plummeted in the wake of emerging European chaos. Adding to the Partnership’s gains were successful short positions in the U.S. 30 year and 5 year markets. Losses were posted to the Partnership at the beginning of the third quarter. The global bond sector’s profits were elusive almost across the board. Just as many of the Partnership’s models began to take short positions in the wake of a burst of European bond price softening, many global markets rallied causing the Partnership to incur losses in BTP Italian 10 years, German Bobls and Bunds and OAT French 10 years. Shorts versus the U.S. 30 and 10 year markets also lost money. Losses were posted to the Partnership in the middle of the third quarter. The bond market which at times vacillated with stock market twists and turns found itself predominantly long throughout August and ultimately was undercut by a downward chop across the U.S. yield curve in 2, 5, 10 and 30 year U.S. Treasuries. Bond markets outside of the U.S. proved indecisive for the Partnership and stayed neutral everywhere else with the exception of Canada where a small long position yielded a flat result for August. Profits were posted to the Partnership at the end of the third quarter as the Partnership generated a slight profit on long positions in both U.S. 2 years and 5 years bonds. Losses were posted to the Partnership at the beginning of fourth quarter.  In the bond sector, the Trading Program’s losses were primarily domestic as the Trading Program’s long positions for October did not align with the U.S. yield curve. Losses were posted to the Partnership in the middle of the fourth quarter. In November global bonds bounced up and down on conflicting narratives about what the U.S. Federal Reserve might do with interest rates and other related factors. The Trading Program suffered losses with long positions in the Italian 10 year, and U.S. 2, 5 and 10 year bonds. Profits were posted to the Partnership at the end of the fourth quarter due to the Trading Program’s long positions in the Italian 10 year bonds.

The stock indices sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter due to the long positions in many facets of sagging U.S. equity markets. Profits were posted to the Partnership in the middle of the first quarter. The Trading Program was successful in the equities sector for February. Global markets rallied on solid economic and earnings data, constructive input from the U.S. Federal Reserve, and other inputs finding their way upward after a rough January correction from Australian SPI 200, NASDAQ, S&P 500, Dow Jones, Swedish OMX, German DAX and EU Euro Stoxx. Losses were posted to the Partnership at the end of the first quarter as the Trading Program suffered losses in the S&P 500, NASDAQ and the Dow. Profits were posted to the Partnership at the beginning of the second quarter. In April markets trended upward around the globe and the Partnership capitalized. Leading the way were long positions in Hong Kong’s Hang Seng, China’s H-Shares, Japanese Topix, German DAX, and EuroStoxx. The Partnership made money in several global equity markets. Profits were posted to the Partnership in the middle of the second quarter as the Partnership generated profits long the Dow, NASDAQ, S&P 500, and the Japanese Nikkei and Topix. Losses were posted to the Partnership at the end of the second quarter as the late-June panic over Greece caused sizable equity losses, bucking a trend that to that point had been largely positive for June. Losses were posted to the Partnership at the beginning of the third quarter because of long positions in various European indices such as the AEX, OMX EuroStoxx 50 as well as long positions in the Japanese Nikkei and Topix. Losses were posted to the Partnership in the middle of the third quarter. The damage was predominantly on the U.S. side of the ledger as the NASDAQ and the S&P 500 were erratic and uncooperative with the Partnership’s systematic approach. On the global side of the ledger, the Italian FTSE MIB and South African FTSE JSE added to the losses. Losses were posted to the Partnership at the end of the third quarter as the Partnership sustained losses on long positions in the S&P 500 and short positions in the NASDAQ, the Dow, the German Dax, and India’s Nifty. Losses were posted to the Partnership at the beginning of the fourth quarter.  Sharply down in the early part of October then back upward and then, in some cases, back downward again, the least cooperative equity markets were Hong Kong’s Hang Seng, Sweden’s OMX and Japan’s Topix and Nikkei. Profits were posted to the Partnership in the middle of the fourth quarter. The global equity sector began to show a somewhat consistent upward pattern over the second half of November allowing the Trading Program to finish the month profitably in this sector. Specifically, the Partnership had profits long positions in the Dow Jones Industrial Average, Hong Kong’s Hang Seng, China’s H Shares, the German DAX, Holland’s AEX, and the Indian Nifty. Losses were posted to the Partnership at the end of the fourth quarter. Most challenging for the Trading Program in December were global equity markets. Down, up and then down again, stocks wavered throughout December on a variety of factors including sagging energy prices, the U.S. Federal Reserve’s decision to slightly raise interest rates, and a myriad of geopolitical matters ranging from Middle East conflict to the U.S. election cycle. The Partnership had a profit short Euro Stoxx and Holland’s AEX but beyond that, a series of relatively small losses across markets in Asia, Europe and the U.S. collectively overshadowed the Trading Program’s few monthly gains.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter where wheat backtracked sharply against the Partnership’s long position and caused a loss that outweighed small gains earned for the Partnership in long corn and short rubber and cotton positions. Profits were posted to the Partnership in the middle of the first quarter due to the Partnership’s short positions in coffee and wheat, which aligned nicely with falling prices in those markets. Profits were posted to the Partnership at the end of the first quarter. Leading the way were short positions that captured a sharp drop in sugar prices and a less significant, but still profitable drop in coffee prices during March. Losses were posted to the Partnership at the beginning of the second quarter due to short positions in sugar. Profits were posted to the Partnership in the middle of the second quarter as downward price moves in coffee and sugar aligned well with the Partnership’s ongoing short positions and rubber moved up slightly in support of a long position built by the Partnership as May unfolded. Losses were posted to the Partnership at the end of the second quarter as heavy rains and flooding in parts of the U.S. led to a negative crop report in late June.  For the Partnership, the results were losses in short positions in coffee, corn, wheat and soybeans, along with losses on long positions in rubber. Losses were posted to the Partnership at the beginning of the third quarter. Most notable losses for the Partnership were long positions in wheat, soy products, and corn. Profits were posted to the Partnership in the middle of the third quarter. Leading the way were gains long positions in wheat and soybean meal and short positions in sugar and rubber. Profits were posted to the Partnership at the end of the third quarter. Profitable for the Partnership were short positions in live cattle, soybeans, coffee and rubber and those profits were sufficient to outpace relatively small monthly losses. Losses were posted to the Partnership at the beginning of the fourth quarter as gains in the Trading Program’s short positions in soybeans were offset by losses in short positions in cattle and, to a lesser extent, sugar. Profits were posted to the Partnership in the middle of the fourth quarter due to the Trading Program’s short positions in wheat, soybeans and coffee. Profits were posted to the Partnership at the end of the fourth quarter due to the Trading Program’s short positions in soymeal, soybeans and corn.

The currency sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter. A sharp loss short the Swiss franc on the Swiss government’s mid-month bolstering effort was offset by gains short the Euro, Australian dollar, New Zealand dollar, Danish krone, and Singapore dollar, among other currencies. Losses were posted to the Partnership in the middle of the first quarter as the Trading Program incurred another monthly loss in Swiss francs as the Swiss National Bank continued a series of measures at intervention. Profits were posted to the Partnership at the end of the first quarter. In this sector, the U.S. dollar continued to surge versus most currencies and the outcome for the Partnership was profitable investing short the Euro, British pound, South African rand, and various other global denominations. Losses were posted to the Partnership at the beginning of the second quarter. In April, the Partnership sustained losses across its entire currency book including British pound, Australian dollar, Euro, Japanese yen, South African rand, and others. Profits were posted to the Partnership in the middle of the second quarter. Most successful for the Partnership was the global currency sector which delivered opportunities on both the long and short side. Specifically, after opening May with significant short positions in the British pound, the Partnership ended May long and over the course of several weeks, booked profits on both sides of the market. In respect of the Japanese yen, the Partnership was solidly long to start May, shifted to short by May’s month end, and banked some profits on both sides. Adding to solid performance in the pound and yen, the Partnership booked profits short the New Zealand dollar, South African rand, and Euro and long the Swiss franc. Profits were posted to the Partnership at the end of the quarter. Key to June’s success were the Partnership’s positions long the British pound and short the New Zealand dollar as those two currencies moved nicely in opposite directions. Losses were posted to the Partnership at the beginning of the third quarter. In July, Europe was a flashpoint as the Partnership lost money long both the British pound and the Euro, and Asia proved tricky as well as an upward move against the Partnership’s short positions in the Japanese yen was also unsuccessful. Losses were posted to the Partnership in the middle of the third quarter. Worst for August were the Partnership’s short and later long positions in the Euro and Japanese yen. Profits were posted to the Partnership at the end of the third quarter. Global currencies also proved fruitful for the Partnership as the Partnership harnessed opportunities throughout September. In particular, the Partnership found profits through short positions in the South African rand, Singapore,

Canadian and Australian dollars, and long positions in the Japanese yen. Losses were posted to the Partnership at the beginning of the fourth quarter due to the Partnership’s short positions in the Australian dollar, Japanese yen, British pound, and various minor currencies including the Singapore and New Zealand dollars. Profits were posted to the Partnership in the middle of the fourth quarter. In November global currencies were profitable for the Trading Program as the U.S. dollar strengthened versus other global currencies. Leading the way for November was the Trading Program’s short euro and Swiss franc positions. Losses were posted to the Partnership at the end of the fourth quarter as global currencies wavered indecisively as December unfolded. Small profits were posted to the Partnership from the Trading Program’s short positions in the South African rand, Singapore dollar, and Norwegian kroner and similarly small profits were found investing in the Japanese yen, British pound and Canadian dollar. However, losses in the Trading Program’s short positions in the Euro, Swiss franc, and Australian dollar outweighed other currency gains and resulted in a net loss for the Partnership in December.

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

The interest rate sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. The bond sector was a disappointment in January. The Partnership’s directional basket of global positions failed to gain profits, even with the U.S. Federal Reserve’s reaffirmation of its plans to taper its easing policy. Overall, small gains in the U.S. and Japanese bond markets were insufficient to offset losses selling European markets such as the bund and gilt. Profits were posted to the Partnership in the middle of the first quarter. There were profits from the Partnership’s long positions in the U.S. 5 and 10 year Treasury note markets as well as in Japanese, Canadian and British bonds that slightly outweighed losses long U.S. treasury bonds and German bunds. Profits were posted to the Partnership at the end of the first quarter. The Partnership’s long positions in the German, British and longer-term U.S. treasuries generated profits that were sufficient to outweigh losses on the long side of Japanese bonds and shorter-term U.S. treasuries. Profits were posted to the Partnership at the beginning of the second quarter as rates largely moved downward and bond prices, conversely, upward in the U.S., Europe and Asia. In April leading the way for the Partnership were long positions of Japanese, German, and British longer-term bonds. Profits were posted to the Partnership in the middle of the second quarter as the Partnership’s long positions rose across the yield curve. In May profits with no offsetting bond losses were in Europe (Bund, Bobl and Long Gilt), Asia (JGBs), and in the U.S. (medium and long-term treasuries). Losses were posted to the Partnership at the end of the second quarter. With the Partnership long (short interest rates) across the board, most of the markets moved sideways (Australia, Canada, and Europe) or downward (U.S.). Profits were posted to the Partnership at the beginning of the third quarter due to long bond positions. Specifically, the Partnership found profits on three continents — North America, Asia and Europe — as investors took cover from market unrest in fixed income investments of various durations. Profits were posted to the Partnership in the middle of the third quarter from the global bond sector where its long bond/short interest rate combination continued to bear gains for investors. Particularly productive in August were the Trading Program’s positions long the U.S. 30 year and long bonds in Japan, Canada, and Germany. Losses were posted to the Partnership at the end of the third quarter. In the global bond markets, the price action was uniformly bad across geographies and durations. As a result, the Partnership lost money in each of its positions with the worst investments being U.S. 5, 10 and 30 years instruments. Losses were posted to the Partnership at the beginning of the fourth quarter due to German bund and European bobl markets. Profits were posted to the Partnership in the middle of the fourth quarter. Most successful for the Partnership were positions in U.S. 30, 10 and 5 year treasuries, Canadian Government Bonds, and German Bund as investors continued to flock to those markets and interest rates continued to stay low around the globe. Profits were posted to the Partnership in the end of the fourth quarter as global bonds which generally moved upward in price in stride with long positions across the Trading Program’s portfolio. Most profitable in December were Japanese Government Bonds, U.S. 10 Year Treasuries, German Bobl and Bunds, British Gilts, and Australian and Canadian issues. Profits in these markets easily outweighed a slight loss in U.S. 5 Year and 30 Year Treasuries which did not follow suit with the other markets in the sector for December.

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

The stock indices posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as investor confidence drove prices up across numerous markets traded. Leading the charge for the Trading Program were Japanese equities which continued their late 2012 run in the wake of continued efforts by the new government to stimulate its economy by weakening the Japanese yen. Losses were posted to the Partnership in the middle of the first quarter. Trading in the U.S. markets generated small profits that were offset by losses in international equities in the face of Italian politics and other perceived indicators of global economic weakness. As a result, the Trading Program continued profitable trading of U.S. stock indices and trending S&P sub-sectors was outweighed by losses in both Europe and Asia for February. Profits were posted to the Partnership at the end of the first quarter due to the surging U.S. stock markets. Large gains in the S&P, NASDAQ, Dow Jones and various U.S. equity sub-sectors generated the bulk of equity profits. Profits were posted to the Partnership at the beginning of the second quarter resulting from the Trading Program’s long U.S. index trades as well as various S&P sub-sectors responsive to the ongoing U.S. stock market surge. Also, the Trading Program’s long equity positions in Japan, Taiwan and Sweden and a profitable short position in India resulted in profits. Profits were posted to the Partnership in the middle of the second quarter as U.S. and European equity markets climbed higher. Through the first two- thirds of May, the S&P, NASDAQ, DAX and EuroStoxx, among others, moved up. Losses were posted to the Partnership at the end of the second quarter as stocks dropped in June. Profits were posted to the Partnership at the beginning of the third quarter. U.S. markets were profitable in July (long Dow, S&P and Nasdaq positions), as well as the Trading Program’s ongoing long positions in a wide range of S&P 500 sectors, including healthcare, consumer discretionary and consumer staples. Global equity markets lagged the United States but small profits in Asian and European markets rounded out the Trading Program’s profitable July of equity investing. Losses were posted to the Partnership in the middle of third quarter. A variety of factors appeared to knock U.S equities off their bullish stride including some poor real estate numbers in the early part of August and then late August uncertainty regarding potential U.S. involvement in Syria. The net result for the Partnership were losses in the S&P and Dow Jones index futures markets as well as in the health care, consumer staples, industrial, technology, utilities, consumer discretionary, and financial sub-sectors of the S&P. Profits were posted to the Partnership at the end of the third quarter. Profits were posted to the Partnership at the beginning of the fourth quarter as stock markets rallied almost uniformly around the globe and the Trading Program captured the move. As it has for much of the year, the U.S. set the equity pace in October with the NASDAQ and S&P moving strongly upward once the government shutdown was resolved. Adding to the Trading Program’s equity profits were gains in the Italian, European, and German stock indices as well as profits in various Asian markets. Profits were posted to the Partnership in the middle of the quarter where the 2013 bull market continued to run upward in November. Leading the charge were China H-shares and the S&P which surged on positive economic indicators as November came to a close. Also, the NASDAQ, Japan’s Nikkei and Germany’s DAX, all added profits from an equity index standpoint. Profits were posted to the Partnership at the end of the fourth quarter. Due to ongoing long positions as well as some timely intra-month shorting, the equities sector delivered strong performance in December. As was often the case in 2013, the U.S. drove profits with the Dow Jones, S&P, and NASDAQ markets all posting positive returns for December. Globally, various European and Japanese markets contributed returns as well and collectively with the strong U.S. results, they overshadowed December losses incurred in the Chinese, Italian and South African equity markets.

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in the notes to the financial statements, which are included in Exhibit 13.01

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2015 and 2014. During the fiscal year 2015, the Partnership’s average capitalization was $29,343,784.  During the fiscal year 2014, the Partnership’s average capitalization was $37,733,171.

December 31, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$307,508	1.05%	$639,708	$21,979
Metals	341,439	1.16%	511,880	128,061
Stock Indices	569,416	1.94%	1,089,713	274,666
Interest Rates	90,819	0.31%	201,377	20,101
Energy	215,431	0.73%	441,992	44,620
Agricultural Commodities	343,055	1.17%	645,006	111,296

TOTAL	$1,867,668	6.36%	$3,529,676	$600,723

December 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$367,587	0.97%	$761,777	$114,944
Metals	652,556	1.73%	1,772,040	123,822
Stock Indices	1,179,620	3.13%	3,008,059	501,207
Interest Rates	221,227	0.59%	642,800	52,263
Energy	428,792	1.14%	1,044,418	14,652
Agricultural Commodities	374,701	0.99%	628,160	66,239

TOTAL	$3,224,483	8.55%	$7,857,254	$873,127

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

Currencies

The Partnership trades in a number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Singapore dollar, U.S. dollar/ South African rands and U.S. dollar/Norwegian krone positions. The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Partnership’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Partnership’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Partnership’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn, soybeans and livestock accounted for the substantial bulk of the Partnership’s agricultural commodities exposure as of December 31, 2015.

Energy

The Partnership’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2015.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

Net Income (Loss) per quarter

Eight quarters through December 31, 2015

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2015	2014	2014	2014	2014
Total Income (Loss)	$(469,197)	$(2,027,841)	$(797,622)	$2,021,011	$1,832,676	$2,321,539	$1,797,082	$(2,041,762)
Total Expenses	368,970	402,186	453,307	480,278	469,070	509,397	603,824	632,753
Net Income (Loss)	$(838,167)	$(2,430,027)	$(1,250,929)	$1,540,733	$1,363,606	$1,812,142	$1,193,258	$(2,674,515)

Net Income (Loss) per weighted average Unit (1)	$(7.42)	$(20.56)	$(10.15)	$12.14	$10.16	$11.92	$6.45	$(13.52)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the year which ended December 31, 2015, and, based on their evaluation, concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Partnership’s management concluded that at December 31, 2015, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

The Partnership has no officers or directors and is managed by its general partner MLAI. Trading decisions are made by the Trading Advisor on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Devesh Saksena	Vice President and Manager

Nancy Fahmy, age 41, has been the Chief Executive Officer and President of MLAI since October 2015. Ms. Fahmy was a Vice President of MLAI from January 2014 until her appointment as the Chief Executive Officer and President. Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014. Ms. Fahmy was previously a NFA associate member and registered as an associated person of MLPF&S from March 2009 to November 2010. Ms. Fahmy has been a Managing Director within the Global Wealth and Retirement Services group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp. and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI from December 2012 until her appointment as Chief Executive Officer. She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012. In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital. Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Barbra E. Kocsis, age 49, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. She has been listed with the CFTC as a principal of MLAI since May 21, 2007.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Dominick A. Carlino, age 43, has been a Managing Director of MLAI, heading Relationship Management and Business Development, since May 2013. Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Ninon Marapachi, age 38,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on the GWIM hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 39, has been a Vice President of MLAI and a Director within GWIM responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWIM Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization until December 2010.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 39, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BofA Corp., he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Devesh Saksena, age 37, has been a Vice President of MLAI since October 2015. He has been listed with the CFTC as a principal of MLAI since November 2015.  Mr. Saksena has been the Head of Business Management and Governance for MLAI since he joined MLAI in June 2015. Prior to joining MLAI, Mr. Saksena was previously listed as a principal of Dicken Commodities Inc. (“Dicken”) where Mr. Saksena was Chief Operating Officer from January 2013 to January 2015.  Prior to that, Mr. Saksena was Head of Operational Due Diligence and Director of North American Business for Schroders NewFinance Capital LLP from June 2008 to October 2012.  Mr. Saksena is a qualified chartered accountant from the UK and is a Fellow of the Institute of Chartered Accountants in England & Wales, and holds a B.A. degree with honors in Industrial Economics from the University of Nottingham (U.K.).

MLAI acts as the sponsor, general partner or manager to five public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Transtrend DTP Enhanced FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

During the fiscal year ended December 31, 2015, there was a late Form 3 filing by Devesh Saksena, a manager of MLAI.  Except as disclosed in the preceding sentence to the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics:

MLAI and BofA Corp. have adopted a code of ethics which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Partnership nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.  There are no listed shares of the Partnership or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions. The Partnership does not have any officers or employees.  The Partnership pays brokerage commissions to MLPF&S, which is a BofA Corp. affiliate and administrative fees to MLAI.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Partnership’s U.S. dollar assets.  The managers and officers receive no compensation from the Partnership.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by MLAI, its general partner.)

(b)                                 Security Ownership of Management:

As of December 31, 2015, MLAI owned 0.41 Unit-equivalent general partnership interests, which constituted 0.00% of the total Units outstanding, and the managers and executive officers of MLAI do not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence

No person who served as a manager of MLAI during 2015 could be considered an independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and 2014 were $182,400 and $177,067, respectively.

(b)                                 Audit Related Fees

There were no other audit-related fees billed for the years ended December 31, 2015 or 2014 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Not applicable.

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Partnership, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Select Futures I L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on April 30, 2003 (the “Registration Statement”).

3.02	ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K, filed on March 16, 2011.

3.03	Amendment to ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

3.04	Amendment to ML Select Futures I L.P. Twelfth Amended and Restated Limited Partnership Agreement.

Exhibit 3.04:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on May 19, 2015.

10.01	Advisory Agreement among ML Select Futures I L.P., Merrill Lynch Investment Partners Inc. and Sunrise Capital Partners LLC.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.03 contained in the Registration Statement.

10.02	Customer Agreement between ML Select Futures I L.P. and Merrill Lynch Futures Inc.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SELECT FUTURES I L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS, GENERAL PARTNER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer, President and Manager	March 18, 2016
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 18, 2016
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 18, 2016
Dominick A. Carlino

/s/Ninon Marapachi	Vice President and Manager	March 18, 2016
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 18, 2016
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 18, 2016
Greg Parets

/s/Devesh Saksena	Vice President and Manager	March 18, 2016
Devesh Saksena

ML SELECT FUTURES I L.P.

2015 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.