Form 10-Q
period 2016-03-31
ML SELECT FUTURES I LP
filed 2016-05-13
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 105,246 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR MARCH 31, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $907,325 for 2016 and $1,166,429 for 2015)	$24,410,894	$24,387,681
Unrealized profit on open futures contracts	196,394	214,306
Unrealized profit on open forwards contracts	1,380	23,963
Cash and cash equivalents	552,465	547,201
Due from Manager	16,672	—
Other assets	6,213	5,148

TOTAL ASSETS	$25,184,018	$25,178,299
LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$69,925	$190,624
Unrealized loss on open forward contracts	4,978	2,365
Redemptions payable	349,758	442,287
Wrap fee payable	120,315	119,721
Other liabilities	6	6
Total liabilities	544,982	755,003

PARTNERS’ CAPITAL:

General Partner (0.41 Units and 0.41 Units)	96	92
Limited Partners (105,246 Units and 108,563 Units)	24,638,940	24,423,204

Total Partners’ Capital	24,639,036	24,423,296

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$25,184,018	$25,178,299

NET ASSET VALUE PER UNIT
(Based on 105,246 and 108,563 Units outstanding; unlimited Units authorized)	$234.1081	$224.9680

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$1,245,935	$3,080,979
Change in unrealized, net	77,591	(1,061,981)

Total trading profit (loss), net	1,323,526	2,018,998

INVESTMENT INCOME (LOSS)

Interest, net	17,537	2,013

EXPENSES:

Wrap fee	358,469	480,278
Direct commission fee	39,179	—
Total expenses before reimbursement	397,648	480,278
Reimbursement of direct commission fee	(39,179)	—

Total expenses after reimbursement	358,469	480,278

NET INVESTMENT INCOME (LOSS)	(340,932)	(478,265)

NET INCOME (LOSS)	$982,594	$1,540,733

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	107,662	126,930

Net income (loss) per weighted average General Partner and Limited Partner Unit	$9.13	$12.14

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL,
December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	36,015	1,504,718	1,540,733

Redemptions	(3,200)	—	(836,674)	(836,674)

PARTNERS’ CAPITAL,
March 31, 2015	125,126	$786,207	$32,104,423	$32,890,630

PARTNERS’ CAPITAL,
December 31, 2015	108,563	$92	$24,423,204	$24,423,296

Subscriptions	—	—	—	—

Net income (loss)	—	4	982,590	982,594

Redemptions	(3,317)	—	(766,854)	(766,854)

PARTNERS’ CAPITAL,
March 31, 2016	105,246	$96	$24,638,940	$24,639,036

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Per Unit Operating Performance:

Net asset value, beginning of period	$224.9680	$250.8188

Realized trading profit (loss)	11.5587	24.2567
Change in unrealized, net	0.7482	(8.4473)
Interest income, net	0.1630	0.0158
Expenses	(3.6942)	(3.7839)
Expense reimbursement	0.3644	0.0000

Net asset value, end of period	$234.1081	$262.8601

Total Return: (1) (2) (3)

Total return	4.06%	4.80%

Ratios to Average Partners’ Capital (2) (3):

Expenses before reimbursement by Manager	1.61%	1.46%
Reimbursement by Manager	-0.16%	0.00%
Expenses after reimbursement by Manager	1.45%	1.46%
Net investment loss	-1.38%	-1.45%

(1) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(2) Includes the impact of Performance fees of 0% and 0%, respectively.

(3) The ratios and total return are not annualized.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Select Futures I L.P. (the “Partnership”), which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act in August 1995 and commenced trading activities on April 16, 1996. The Partnership engages in the speculative trading of futures and forward contracts on a wide range of commodities. Sunrise Capital Partners, LLC (“Trading Advisor” or “Sunrise”) is the trading advisor of the Partnership. The Trading Advisor trades its Expanded Diversified Program (the “Trading Program”) for the Partnership.

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2016, the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of  March 31, 2016 and December 31, 2015 and the results of its operations for the three month periods ended March 31, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015, are as follows:

March 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	20	$(10,304)	-0.04%	(55)	$12,632	0.05%	$2,328	0.01%	April 2016 - August 2016
Currencies - Futures	21	2,081	0.01%	(20)	(4,843)	-0.02%	(2,762)	-0.01%	June 2016
Currencies - Forwards*	134,656	1,380	0.01%	(131,058)	(4,978)	-0.02%	(3,598)	-0.01%	June 2016
Energy	—	—	0.00%	(11)	10,893	0.04%	10,893	0.04%	April 2016
Interest rates	14	9,593	0.04%	(24)	3,399	0.01%	12,992	0.05%	June 2016
Metals	21	(1,720)	-0.01%	(18)	27,045	0.11%	25,325	0.10%	May 2016 - June 2016
Stock indices	53	77,905	0.32%	(9)	(212)	0.00%	77,693	0.32%	April 2016 - June 2016

Total		$78,935	0.33%		$43,936	0.17%	$122,871	0.50%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(78)	$(8,544)	-0.03%	$(8,544)	-0.03%	February 2016 - May 2016
Currencies - Futures	—	—	0.00%	(1)	1,215	0.00%	1,215	0.00%	March 2016
Currencies - Forwards*	38,743	1,123	0.00%	(1,966,349)	20,475	0.08%	21,598	0.08%	March 2016
Interest rates	—	—	0.00%	(14)	1,904	0.01%	1,904	0.01%	June 2016
Energy	—	—	0.00%	(68)	(27,109)	-0.11%	(27,109)	-0.11%	January 2016 - February 2016
Metals	27	15,316	0.06%	(74)	(30,727)	-0.13%	(15,411)	-0.07%	February 2016 - March 2016
Stock indices	70	77,380	0.32%	(28)	(5,753)	-0.02%	71,627	0.30%	January 2016 - March 2016

Total		$93,819	0.38%		$(48,539)	-0.20%	$45,280	0.18%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of March 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$196,394	$174,299	$22,095	$—
Forwards	1,380	—	1,380	—
	$197,774	$174,299	$23,475	$—

Liabilities
Futures	$69,925	$49,975	$19,950	$—
Forwards	4,978	—	4,978	—
	$74,903	$49,975	$24,928	$—

March 31, 2016	$122,871	$124,324	$(1,453)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$214,306	$165,328	$48,978	$—
Forwards	23,963	—	23,963	—
	$238,269	$165,328	$72,941	$—

Liabilities
Futures	$190,624	$115,180	$75,444	$—
Forwards	2,365	—	2,365	—
	$192,989	$115,180	$77,809	$—

December 31, 2015	$45,280	$50,148	$(4,868)	$—

The Partnership’s volume of trading forwards and futures as of the three month period ended March 31, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with its counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(59,567)	$(51,012)
Currencies	258,373	174,022
Energy	46,689	151,343
Interest rates	508,455	768,828
Metals	136,831	(44,701)
Stock indices	432,745	1,020,518

Total, net	$1,323,526	$2,018,998

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally)

provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the investors of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts and in the over the counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

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

The Partnership, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLI as its forwards prime broker.  Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future, enter into agreements that obligate the Partnership to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of March 31, 2016.

MLAI, the Partnership and certain other FuturesAccessSM Program Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Partnership, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three month periods ended March 31, 2016 and 2015 is paid on behalf of the Partnership by MLAI. These fees are included in the wrap fees discussed further below.

The Partnership’s brokerage commissions and administrative fees are included in the wrap fee which covers all of BofA Corp.’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Effective January 1, 2016, the Partnership began paying a direct commission fee at the time of entering into the trades. As these fees would otherwise be covered by the Partnership’s wrap fee, the Manager has elected to reimburse the Partnership for those fees on a monthly basis. For the period January 1, 2016 through March 31, 2016, $39,179 of these fees have been recorded as reimbursement from the Manager. The balance of $16,672 included in Due from Manager on the Statement of Financial Condition as of March 31, 2016 represents the reimbursement amount still owed to the Partnership as of March 31, 2016.

Wrap fees and interest, net, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2015	$260.1297	$262.9219	$262.8601
2016	$227.1967	$230.2900	$234.1081

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

For the three months ended March 31, 2016, Partnership capital increased 0.88% from $24,423,296 to $24,639,036.  This increase was attributable to the net income from operations of $982,594 coupled with the redemption of 3,317 redeemable Units resulting in an outflow of $766,854. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss), net on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies.”  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The Partnership experienced a net trading profit of $1,323,526 before brokerage commissions and related fees in the first quarter of 2016. The Partnership’s profits were primarily attributable to the interest rates, stock indices, currency, metals and energy sectors. The agriculture sector posted losses.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the first quarter as global bond markets spiked sharply as investors rushed to shelter when equity and commodity markets melted down. As opportunities arose in the bond sector, the Trading Program rolled into long positions across the globe and captured solid returns. Specifically beneficial were long positions across the U.S. yield curve and in the German bund, with profits long Japanese government bonds and German bobl. Profits were posted to the Partnership in the middle of the quarter as global bonds offered a variety of divergent opportunities. In the first half of February, long positions were effective as investors fled to safety and drove global bond values upward. As markets calmed, bond prices trailed off and a variety of shorting opportunities emerged upon which the Trading Program capitalized on. The best markets for the Trading Program were German bunds, bobl and longer term U.S. bonds. Profits were posted to the Partnership at the end of the quarter. Global bond markets offered the Trading Program some solid opportunities, most notably, in the Italian 10 year market which had a general upward trend throughout March and some very choppy price action along the way down. The Trading Program found additional profits in other European markets including the long gilt, French 10 year, and German bund and these gains were sufficient to offset small losses in short and medium term U.S. Treasuries and the Bobl.

The stock indices sector posted profits the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. January was tumultuous to portfolios. In the U.S., major equity indices were down and outside the U.S. outcomes were even worse with many emerging equity markets down. Profits were posted to the Partnership in the middle of the quarter as global equity offered opportunities on both the long and short positions, depending on the timing and duration of investments made by the Trading

Program. In early February, longer term long positions were battered but some of the shorter term positions found opportunities when prices continued their collapse. Later in February, the opportunities reversed. Come month end, the Trading Program’s most profitable investments were in Hong Kong’s Hang Seng, China’s H-shares, Japan’s Topix, and India’s Nifty. Profits were posted to the Partnership at the end of the quarter due to the Trading Program’s long positions the S&P, Russell and NASDAQ.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter where the Trading Program’s investment approach took short positions in multiple foreign markets (long the U.S. dollar) which trended downward as the month’s chaos unfolded. The Trading Program found profits in the short positions in the British pound, Canadian dollar, Euro, Polish zloty, and Singapore dollar while only losing money in two markets, short positions in the Australian dollar and long Japanese yen. Profits were posted to the Partnership in the middle of the quarter as the Japanese yen offered a shorting opportunity early in the month before stabilizing. In addition, the Trading Program found profits in the Swiss franc which dropped sharply to start the month, however it later rallied and stabilized as February progressed. Profits were posted to the Partnership at the end of the quarter. The Trading Program’s best returns were found trading the ebbs and flows of the Australian dollar and Euro which while both moving upward during March, also vacillated enough over the course of the month to agree with some of the Trading Program’s shorter term investment approaches.

The metals sector posted profits to the Partnership.  Profits were posted to the Partnership at the beginning of the quarter from industrial metals such as copper and nickel. Losses were posted to the Partnership in the middle of the quarter. The big winner in February was gold where the Trading Program’s long positions profited with the month’s early price spike and subsequent stabilization. Zinc, copper, silver and aluminum were losses with the Trading Program and collective losses in those markets offset gains in gold. Profits were posted to the Partnership at the end of quarter. In the global metals sector, gold, copper and silver each presented shorter term opportunities upon which the Trading Program’s systems were able to capitalize.

The energy sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the quarter as the downward price aligned well with the Trading Program’s range of short positions. By month end, the Trading Program booked solid profits shorting RBOB gasoline, crude oil, natural gas, heating oil, and gasoil, however there was a flat outcome in brent crude. Losses were posted to the Partnership in the middle of the quarter. The gains which were earned investing in brent crude’s and natural gas’ slight price recoveries were offset by losses in RBOB gasoline, gasoil and heating oil. Losses were posted to the Partnership at the end of the quarter. The Trading Program profited on upticks in the brent crude and gasoil markets but less successfully navigated RBOB Gasoline, Heating Oil, Crude Oil and Natural Gas which rose fairly steadily off of a late February floor.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the first quarter. Corn, soybeans and soymeal moved upward against the Trading Program’s positions to offset profits earned in cattle and coffee. Profits were posted to the Partnership in the middle of the quarter. The Trading Program’s short positions in sagging prices led to gains across nearly every market in which the Trading Program invested. Best for January was corn and additional profits were found in soybeans, cotton, soymeal, wheat, coffee and rubber. Only cattle bucked the downward commodity trend enough to generate a loss for the Trading Program in February. Losses were posted to the Partnership at the end of the quarter. Other than a small profit in corn, losses for the Trading Program were uniformly spread across cotton, the soy complex, rubber, wheat, cattle, sugar and coffee, none of which cooperated with our investment approach.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the three month periods ended March 31, 2016 and 2015, the Partnership’s average capitalization was $24,527,225 and $32,775,392, respectively.

March 31, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$45,056	0.18%	$49,986	$39,998
Metals	179,410	0.73%	199,040	159,269
Stock Indices	550,401	2.24%	610,623	488,613
Interest Rates	92,039	0.38%	102,110	81,707
Energy	77,169	0.31%	85,613	68,506
Agricultural Commodities	16,492	0.07%	18,297	14,641

TOTAL	$960,567	3.91%	$1,065,669	$852,734

March 31, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$553,312	1.69%	$639,708	$498,481
Metals	142,148	0.43%	164,343	128,061
Stock Indices	438,390	1.34%	506,842	394,947
Interest Rates	174,180	0.53%	201,377	156,920
Energy	283,969	0.87%	328,309	255,829
Agricultural Commodities	557,894	1.70%	645,006	502,609

TOTAL	$2,149,893	6.56%	$2,485,585	$1,936,847

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector. There have been no material changes at March 31, 2016.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership may also take positions in the government debt of smaller nations. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2015. There have been no material changes at March 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended March 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV (1)

Jan-16	$—	—	$224.9680
Feb-16	—	—	227.1967
Mar-16	—	—	230.2900
Apr-16	—	—	234.1081

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                   Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                                       Are filed herewith.

32.01 and

32.02                                                                   Section 1350 Certifications

Exhibit 32.01

and 32.02                                           Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

		By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 13, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2016		By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)