Form 10-Q
period 2016-06-30
ML SELECT FUTURES I LP
filed 2016-08-12
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No  ☒

As of June 30, 2016, 101,746 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR JUNE 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $1,423,150 for 2016 and $1,166,429 for 2015)	$22,381,065	$24,387,681
Unrealized profit on open futures contracts	397,359	214,306
Unrealized profit on open forwards contracts	2,471	23,963
Cash and cash equivalents	518,122	547,201
Due from Sponsor	20,303	—
Other assets	529	5,148

TOTAL ASSETS	$23,319,849	$25,178,299

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$120,765	$190,624
Unrealized loss on open forward contracts	—	2,365
Redemptions payable	506,028	442,287
Wrap fee payable	111,162	119,721
Other liabilities	98	6
Total liabilities	738,053	755,003

PARTNERS’ CAPITAL:

General Partner (0.41 Units and 0.41 Units)	91	92
Limited Partners (101,746 Units and 108,563 Units)	22,581,705	24,423,204

Total Partners’ Capital	22,581,796	24,423,296

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$23,319,849	$25,178,299

NET ASSET VALUE PER UNIT
(Based on 101,746 and 108,563 Units outstanding; unlimited Units authorized)	$221.9419	$224.9680

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$(1,099,559)	$(427,526)	$146,376	$2,653,453
Change in unrealized, net	156,194	(371,518)	233,785	(1,433,499)

Total trading profit (loss), net	(943,365)	(799,044)	380,161	1,219,954

INVESTMENT INCOME (LOSS)

Interest, net	10,686	1,422	28,223	3,435

EXPENSES:

Wrap fee	340,776	453,307	699,245	933,585
Direct commission fee	46,718	—	85,897	—
Total expenses before reimbursement	387,494	453,307	785,142	933,585
Reimbursement of direct commission fee	(46,718)	—	(85,897)	—

Total expenses after reimbursement	340,776	453,307	699,245	933,585

NET INVESTMENT INCOME (LOSS)	(330,090)	(451,885)	(671,022)	(930,150)

NET INCOME (LOSS)	$(1,273,455)	$(1,250,929)	$(290,861)	$289,804

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	104,605	123,300	106,134	125,115

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(12.17)	$(10.15)	$(2.74)	$2.32

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	9,585	280,219	289,804

Redemptions	(9,668)	(759,674)	(1,721,015)	(2,480,689)

PARTNERS’ CAPITAL, June 30, 2015	118,658	$103	$29,995,583	$29,995,686

PARTNERS’ CAPITAL, December 31, 2015	108,563	$92	$24,423,204	$24,423,296

Subscriptions	—	—	—	—

Net income (loss)	—	(1)	(290,860)	(290,861)

Redemptions	(6,817)	—	(1,550,639)	(1,550,639)

PARTNERS’ CAPITAL, June 30, 2016	101,746	$91	$22,581,705	$22,581,796

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016

Per Unit Operating Performance:

Net asset value, beginning of period	$234.1081	$224.9680

Realized trading profit (loss)	(10.5213)	1.0374
Change in unrealized, net	1.5108	2.2590
Interest income, net	0.1019	0.2649
Expenses	(3.7046)	(7.3987)
Expense reimbursement	0.4470	0.8113

Net asset value, end of period	$221.9419	$221.9419

Total Return: (1) (2) (3)

Total return	-5.20%	-1.35%

Ratios to Average Partners’ Capital (2) (3):

Expenses before reimbursement by Sponsor	1.63%	3.24%
Reimbursement by Sponsor	-0.20%	-0.36%
Expenses after reimbursement by Sponsor	1.43%	2.88%
Net investment loss	-1.39%	-2.77%

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2016, the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	28	$31,810	0.14%	(23)	$10,749	0.05%	$42,559	0.19%	August 2016 - December 2016
Currencies - Futures	18	2,419	0.01%	(22)	19,616	0.09%	22,035	0.10%	September 2016
Currencies - Forwards*	618,888	2,471	0.01%	—	—	0.00%	2,471	0.01%	September 2016
Energy	17	22,790	0.10%	—	—	0.00%	22,790	0.10%	July 2016 - August 2016
Interest rates	210	170,923	0.76%	(20)	(2,892)	-0.01%	168,031	0.75%	September 2016 - December 2016
Metals	39	75,451	0.33%	(21)	(55,854)	-0.25%	19,597	0.08%	July 2016 - September 2016
Stock indices	60	40,436	0.18%	(36)	(38,854)	-0.17%	1,582	0.01%	July 2016 - September 2016

Total		$346,300	1.53%		$(67,235)	-0.29%	$279,065	1.24%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(78)	$(8,544)	-0.03%	$(8,544)	-0.03%	February 2016 - May 2016
Currencies - Futures	—	—	0.00%	(1)	1,215	0.00%	1,215	0.00%	March 2016
Currencies - Forwards*	38,743	1,123	0.00%	(1,966,349)	20,475	0.08%	21,598	0.08%	March 2016
Interest rates	—	—	0.00%	(14)	1,904	0.01%	1,904	0.01%	June 2016
Energy	—	—	0.00%	(68)	(27,109)	-0.11%	(27,109)	-0.11%	January 2016 - February 2016
Metals	27	15,316	0.06%	(74)	(30,727)	-0.13%	(15,411)	-0.07%	February 2016 - March 2016
Stock indices	70	77,380	0.32%	(28)	(5,753)	-0.02%	71,627	0.30%	January 2016 - March 2016

Total		$93,819	0.38%		$(48,539)	-0.20%	$45,280	0.18%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of June 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2016 or the year ended December 31, 2015.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$397,359	$365,778	$31,581	$—
Forwards	2,471	—	2,471	—
	$399,830	$365,778	$34,052	$—

Liabilities
Futures	$120,765	$66,474	$54,291	$—
Forwards	—	—	—	—
	$120,765	$66,474	$54,291	$—

June 30, 2016	$279,065	$299,304	$(20,239)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$214,306	$165,328	$48,978	$—
Forwards	23,963	—	23,963	—
	$238,269	$165,328	$72,941	$—

Liabilities
Futures	$190,624	$115,180	$75,444	$—
Forwards	2,365	—	2,365	—
	$192,989	$115,180	$77,809	$—

December 31, 2015	$45,280	$50,148	$(4,868)	$—

The Partnership’s volume of trading forwards and futures as of the six month period ended June 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with its counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$61,780	$2,214
Currencies	(830,555)	(572,182)
Energy	(98,611)	(51,922)
Interest rates	15,737	524,192
Metals	(213,118)	(76,287)
Stock indices	121,402	554,146

Total, net	$(943,365)	$380,161

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(163,019)	$(214,030)
Currencies	(617,946)	(443,924)
Energy	(334,251)	(182,908)
Interest rates	211,128	979,957
Metals	170	(44,531)
Stock indices	104,874	1,125,390

Total, net	$(799,044)	$1,219,954

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of June 30, 2016.

MLAI, the Partnership and certain other FuturesAccessSM Program Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer

Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Partnership, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and six month periods ended June 30, 2016 and 2015 is paid on behalf of the Partnership by MLAI. These fees are included in the wrap fees discussed further below.

The Partnership’s brokerage commissions and administrative fees are included in the wrap fee which covers all of BofA Corp.’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Effective January 1, 2016, the Partnership began paying a direct commission fee at the time of entering into the trades. As these fees would otherwise be covered by the Partnership’s wrap fee, the Sponsor has elected to reimburse the Partnership for those fees on a monthly basis. For the three month period and for the six month period ended June 30, 2016 $46,718 and $85,897, respectively, of these fees have been recorded as a reimbursement from the Sponsor. The balance of $20,303 presented as Due from Sponsor on the Statement of Financial Condition as of June 30, 2016 represents the reimbursement amount still owed to the Partnership as of June 30, 2016.

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

PERIOD-END NET ASSET VALUE PER UNIT

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

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.
2015	$260.1297	$262.9219	$262.8601	$255.4829	$255.2755	$252.7902
2016	$227.1967	$230.2900	$234.1081	$229.6172	$225.0136	$221.9419

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

For the six months ended June 30, 2016, Partnership capital decreased 7.54% from $24,423,296 to $22,581,796.  This decrease was attributable to the net loss from operations of $290,861 coupled with the redemption of 6,817 redeemable Units resulting in an outflow of $1,550,639. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Partnership cash assets during any time they are maintained by the Sponsor with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Partnership’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each limited partner is individually responsible for reporting income or loss based on such partner’s share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance on accounting for uncertain tax positions.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Partnership, including reducing the Net Asset Value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. MLAI has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2016 to June 30, 2016

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

April 1, 2016 to June 30, 2016

The Partnership experienced a net trading loss of $943,365 before brokerage commissions and related fees in the second quarter of 2016. The Partnership’s profits were primarily attributable to the stock indices, agriculture and interest rates sectors. The energy, metals and currency sectors posted losses.

The stock indices sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the second quarter. Global equities offered a little bit of everything over the course of the month before finishing April up slightly overall in the U.S., and up more strongly on a global basis. The Trading Program found decent profits in Germany, Hong Kong, Taiwan, and the Russell 2000. Profits were posted to the Partnership in the middle of the second quarter. The Trading Program benefitted from the global equities’ solid returns for May. Despite myriad potentially bearish forces — concerns over future U.S. Federal Reserve activities, U.S. elections, increasing tensions between the U.S. and China, and others — American stock strength persisted in May and brought along many global markets with it. With the fundamentals behind many U.S. companies remaining strong, U.S. markets traded higher. Globally speaking, the Trading Program capitalized on solid upticks in the German DAX and Hong Kong’s Hang Seng and in the United States found profitable long opportunities in the NASDAQ and Russell 2000. Losses were posted to the Partnership at the end of the quarter. Notwithstanding the historic levels of volatility post-Brexit, the Trading Program profited in June in global equities but not enough to overcome losses in the Nikkei, Topix, and S&P.

The agriculture sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. Although generally down over the preceding 12 months overall, global agriculture markets rallied quite sharply in April as exemplified by the S&P GSCI Agriculture Index which was up for the month. This rally caught most of Trading Program’s systematic models in the wrong direction and led to losses short wheat, the soy complex, cotton and corn, as well as long sugar. Profits were posted to the Partnership in the middle of the second quarter where the Trading Program’s long positions in soybeans, soymeal and sugar jibed nicely with upward moves in each of those markets and generated profits. Some of these profits were given back by losing positions long rubber and short live cattle, two markets which reversed their trends in June triggering the Trading Program to exit. Profits were posted to the Partnership at the end of the quarter due to the Trading Programs long positions in sugar and soybeans.

The interest rate sector posted profits to the Partnership. Losses were posted losses to the Partnership at the beginning of the second quarter.  In the global bond sector, the Trading Program was down slightly as the general shift upward in global bond prices was not particularly collaborative with The Trading Program’s systematic investment approach. Least cooperative was the Italian 10 year which grinded upward like most bond markets but with a couple of sharp reversals along the way. Losses in the Italian 10 year offset gains by the Trading Program in Japanese, French and Canadian bond markets and essentially flat results in other global bond markets. Profits were posted to the Partnership in the middle of the second quarter. Bond prices crept up slightly in May only to creep back down, and then back up again as the month moved forward, leaving prices at the end of the month almost exactly where they were at the beginning of the month. Profits were posted to the Partnership at the end of the quarter. The story in global bonds tracks the Trading Program’s results in that a slightly positive result was achieved in the sector overall notwithstanding massive waves of both upward and downward price action in relation to Brexit.  The Trading Program captured well the sharp uptick in U.S. 10 and 30 year Treasuries as well as German bunds and Bobls.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. There was a sharp rally in April. This rally contrasts with a twelve month trend that has brought the global energy sector down. Despite a fairly defensive stance, the Trading Program sustained losses in the face of this sector reversal in all but one of the markets in which the Trading Program invested, RBOB Gasoline which achieved a flat outcome for April. Losses were posted to the Partnership in the middle of the second quarter. Despite the generally strong uptrend for the sector during May, heating oil and crude vacillated just enough so as to not play well with the Trading Program’s investment models. At the same time, small gains earned by the Trading Program in RBOB gasoline and gasoil were insufficient to offset heating oil and crude losses. Profits were posted to the Partnership at the end of the quarter due to the Trading Programs long positions in natural gas.

The metals sector posted losses to the Partnership.  Losses were posted to the Partnership at the beginning of the second quarter. The Trading Program profited from small profits in tin, aluminum, platinum and solid profits in gold. However, theses profits were not enough to offset losses in copper, silver and nickel. All markets did not move quite as cooperatively with the Trading Program’s investment systems. Losses were posted to the Partnership in the middle of the second quarter as gold and silver moved downward sharply in May reversing the upward pattern that had been established earlier in the year. Long positions in aluminum, nickel and tin followed precious metals in reversing their upward trends. Losses were posted to the Partnership at the end of the quarter due to losses in gold.

The currency sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter as the British pound market pushed upward against the Trading Program’s longer term short positions and led to a monthly loss.  Losses were posted to the Partnership in the middle of the second quarter. The downward movements versus the U.S. dollar challenged the Trading Program across the board. Most challenging were the euro, Swiss franc, Japanese yen and Canadian dollar, all of which ended May lower than where they started the month but all of which took relatively volatile paths toward their respective month-end outcomes. Small losses in the Australian dollar were offset by small gains in the British pound. U.S. Federal Reserve policy and the possibility of a rate hike in June caused currency markets to be volatile during May creating challenges for our suite of investment models regardless of time horizon or technique. Losses were posted to the Partnership at the end of the quarter. The hardest currency market for the Trading Program in June was the British pound, a market that bounced around indecisively prior to the Brexit vote and then rapidly dropped against the U.S. dollar after the Brexit vote was announced.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the six month periods ended June 30, 2016 and 2015, the Partnership’s average capitalization was $24,014,684 and $31,943,941, respectively.

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$88,833	0.37%	$163,155	$39,998
Metals	102,010	0.42%	199,040	19,954
Stock Indices	438,699	1.83%	610,623	265,145
Interest Rates	379,068	1.58%	819,521	81,707
Energy	64,141	0.27%	85,613	41,445
Agricultural Commodities	94,669	0.39%	212,657	14,641

TOTAL	$1,167,420	4.86%	$2,090,609	$462,890

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$467,539	1.46%	$591,930	$379,705
Metals	286,499	0.90%	490,215	118,497
Stock Indices	693,498	2.17%	1,089,713	365,450
Interest Rates	226,915	0.71%	371,976	118,546
Energy	330,400	1.03%	441,992	236,722
Agricultural Commodities	490,162	1.53%	596,833	416,506

TOTAL	$2,495,013	7.80%	$3,582,659	$1,635,426

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector. There have been no material changes at June 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2015. There have been no material changes at June 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended June 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

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

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$224.9680
2/01/2016	—	—	227.1967
3/01/2016	—	—	230.2900
4/01/2016	—	—	234.1081
5/01/2016	—	—	229.6172
6/01/2016	—	—	225.0136
7/01/2016	—	—	221.9419

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

Item 6.   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 12, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
Principal Financial Officer)