Form 10-Q
period 2016-09-30
ML SELECT FUTURES I LP
filed 2016-11-14
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 96,925 units of limited partnership interest were outstanding.

ML SELECT FUTURES I L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $1,112,680 for 2016 and $1,166,429 for 2015)	$20,805,696	$24,387,681
Unrealized profit on open futures contracts	265,356	214,306
Unrealized profit on open forwards contracts	303	23,963
Cash and cash equivalents	480,807	547,201
Due from Sponsor	15,433	—
Other assets	803	5,148

TOTAL ASSETS	$21,568,398	$25,178,299

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$123,411	$190,624
Unrealized loss on open forward contracts	5,351	2,365
Redemptions payable	144,959	442,287
Wrap fee payable	102,731	119,721
Other liabilities	55	6
Total liabilities	376,507	755,003

PARTNERS’ CAPITAL:

General Partner (0.41 Units and 0.41 Units)	89	92
Limited Partners (96,925 Units and 108,563 Units)	21,191,802	24,423,204

Total Partners’ Capital	21,191,891	24,423,296

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$21,568,398	$25,178,299

NET ASSET VALUE PER UNIT
(Based on 96,925 and 108,563 Units outstanding; unlimited Units authorized)	$218.6412	$224.9680

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
TRADING PROFIT (LOSS):

Realized, net	$149,432	$(2,620,446)	$295,808	$33,007
Change in unrealized, net	(142,168)	588,971	91,617	(844,528)

Total trading profit (loss), net	7,264	(2,031,475)	387,425	(811,521)

INVESTMENT INCOME (LOSS)

Interest, net	3,077	3,634	31,300	7,069

EXPENSES:

Wrap fee	320,213	402,186	1,019,458	1,335,771
Direct commission fee	27,546	—	113,443	—
Total expenses before reimbursement	347,759	402,186	1,132,901	1,335,771
Reimbursement of direct commission fee	(27,546)	—	(113,443)	—

Total expenses after reimbursement	320,213	402,186	1,019,458	1,335,771

NET INVESTMENT INCOME (LOSS)	(317,136)	(398,552)	(988,158)	(1,328,702)

NET INCOME (LOSS)	$(309,872)	$(2,430,027)	$(600,733)	$(2,140,223)

NET INCOME (LOSS) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	99,520	118,190	103,929	122,807

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(3.11)	$(20.56)	$(5.78)	$(17.43)

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	9,577	(2,149,800)	(2,140,223)

Redemptions	(13,061)	(759,674)	(2,508,460)	(3,268,134)

PARTNERS’ CAPITAL, September 30, 2015	115,265	$95	$26,778,119	$26,778,214

PARTNERS’ CAPITAL, December 31, 2015	108,563	$92	$24,423,204	$24,423,296

Subscriptions	—	—	—	—

Net income (loss)	—	(3)	(600,730)	(600,733)

Redemptions	(11,638)	—	(2,630,672)	(2,630,672)

PARTNERS’ CAPITAL, September 30, 2016	96,925	$89	$21,191,802	$21,191,891

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016

Per Unit Operating Performance:

Net asset value, beginning of period	$221.9419	$224.9680

Realized trading profit (loss)	1.3099	2.3472
Change in unrealized, net	(1.4246)	0.8343
Interest income, net	0.0310	0.2959
Expenses	(3.4959)	(10.8943)
Expense reimbursement	0.2789	1.0901

Net asset value, end of period	$218.6412	$218.6412

Total Return: (1) (2) (3)

Total return	-1.49%	-2.81%

Ratios to Average Partners’ Capital (2):

Expenses before reimbursement by Sponsor	1.57%	4.81%
Reimbursement by Sponsor	-0.13%	-0.48%
Expenses after reimbursement by Sponsor	1.44%	4.33%
Net investment loss	-1.43%	-4.20%

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of September 30, 2016, the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2016 and December 31, 2015 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015, are as follows:

September 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	30	$3,988	0.02%	(37)	$50,090	0.24%	$54,078	0.26%	December 2016 - February 2017
Currencies - Futures	7	(56)	0.00%	(12)	(888)	0.00%	(944)	0.00%	December 2016
Currencies - Forwards*	969,002	(5,048)	-0.02%	—	—	0.00%	(5,048)	-0.02%	December 2016
Energy	17	(15,230)	-0.07%	—	—	0.00%	(15,230)	-0.07%	October 2016 - November 2016
Interest rates	4	4,339	0.02%	(10)	(1,563)	-0.01%	2,776	0.01%	December 2016
Metals	40	65,425	0.31%	(11)	(27,231)	-0.13%	38,194	0.18%	November 2016 - December 2016
Stock indices	135	63,071	0.30%	—	—	0.00%	63,071	0.30%	October 2016 - December 2016

Total		$116,489	0.56%		$20,408	0.10%	$136,897	0.66%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(78)	$(8,544)	-0.03%	$(8,544)	-0.03%	February 2016 - May 2016
Currencies - Futures	—	—	0.00%	(1)	1,215	0.00%	1,215	0.00%	March 2016
Currencies - Forwards*	38,743	1,123	0.00%	(1,966,349)	20,475	0.08%	21,598	0.08%	March 2016
Interest rates	—	—	0.00%	(14)	1,904	0.01%	1,904	0.01%	June 2016
Energy	—	—	0.00%	(68)	(27,109)	-0.11%	(27,109)	-0.11%	January 2016 - February 2016
Metals	27	15,316	0.06%	(74)	(30,727)	-0.13%	(15,411)	-0.07%	February 2016 - March 2016
Stock indices	70	77,380	0.32%	(28)	(5,753)	-0.02%	71,627	0.30%	January 2016 - March 2016

Total		$93,819	0.38%		$(48,539)	-0.20%	$45,280	0.18%

*Currencies-Forwards present notional amounts as converted to USD.

No individual contract’s unrealized profit or loss comprised greater than 5% of Partners’ Capital as of September 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Partnership to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2016 or the year ended December 31, 2015.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$265,356	$174,931	$90,425	$—
Forwards	303	—	303	—
	$265,659	$174,931	$90,728	$—

Liabilities
Futures	$123,411	$100,342	$23,069	$—
Forwards	5,351	—	5,351	—
	$128,762	$100,342	$28,420	$—

September 30, 2016	$136,897	$74,589	$62,308	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$214,306	$165,328	$48,978	$—
Forwards	23,963	—	23,963	—
	$238,269	$165,328	$72,941	$—

Liabilities
Futures	$190,624	$115,180	$75,444	$—
Forwards	2,365	—	2,365	—
	$192,989	$115,180	$77,809	$—

December 31, 2015	$45,280	$50,148	$(4,868)	$—

The Partnership’s volume of trading forwards and futures as of the nine month period ended September 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Partnership maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Partnership is subject to agreements which support the ability to settle net with its counterparties; however, the Partnership has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Partnership’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2016 and 2015:

	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(30,439)	$(28,225)
Currencies	30,215	(541,967)
Energy	(239,259)	(291,181)
Interest rates	169,567	693,759
Metals	150,614	74,327
Stock indices	(73,434)	480,712

Total, net	$7,264	$387,425

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(248,916)	$(462,946)
Currencies	(361,212)	(805,135)
Energy	424,595	241,687
Interest rates	(950,789)	29,167
Metals	326,541	282,008
Stock indices	(1,221,694)	(96,302)

Total, net	$(2,031,475)	$(811,521)

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

5.              RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of September 30, 2016.

MLAI, the Partnership and certain other FuturesAccessSM Program Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Partnership, on a monthly basis based on each Serviced Fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and nine month periods ended September 30, 2016 and 2015 is paid on behalf of the Partnership by MLAI. These fees are included in the wrap fees discussed further below.

The Partnership’s brokerage commissions and administrative fees are included in the wrap fee which covers all of BofA Corp.’s costs and expenses, other than bid-ask spreads, certain trading fees and extraordinary expenses.

Effective January 1, 2016, the Partnership began paying a direct commission fee at the time of entering into the trades. As these fees would otherwise be covered by the Partnership’s wrap fee, the Sponsor has elected to reimburse the Partnership for those fees on a monthly basis. For the three month period and for the nine month period ended September 30, 2016 $27,546 and $113,443, respectively, of these fees have been recorded as a reimbursement from the Sponsor. The balance of $15,433 presented as Due from Sponsor on the Statement of Financial Condition as of September 30, 2016 represents the reimbursement amount still owed to the Partnership as of September 30, 2016.

Wrap fees, reimbursement of direct commission fee, and interest, net, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$260.1297	$262.9219	$262.8601	$255.4829	$255.2755	$252.7902	$244.3594	$230.0392	$232.3179
2016	$227.1967	$230.2900	$234.1081	$229.6172	$225.0136	$221.9419	$225.3870	$224.1133	$218.6412

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

For the nine months ended September 30, 2016, Partnership capital decreased 13.23% from $24,423,296 to $21,191,891.  This decrease was attributable to the net loss from operations of $600,733 coupled with the redemption of 11,638 redeemable Units resulting in an outflow of $2,630,672. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Partnership cash assets during any time they are maintained by the Sponsor with its affiliates. The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Partnership’s assets as margin or collateral with clearinghouses and/or depositories.  As a result of the present low interest rate environment, these clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S charges the Partnership a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

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

January 1, 2016 to September 30, 2016

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

The agriculture sector posted profits to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. Although generally down over the preceding 12 months overall, global agriculture markets rallied quite sharply in April as exemplified by the S&P GSCI Agriculture Index which was up for the month. This rally caught most of Trading Program’s systematic models in the wrong direction and led to losses short wheat, the soy complex, cotton and corn, as well as long sugar. Profits were posted to the Partnership in the middle of the second quarter where the Trading Program’s long positions in soybeans, soymeal and sugar jibed nicely with upward moves in each of those markets and generated profits. Some of these profits were given back by losing positions long rubber and short live cattle, two markets which reversed their trends in June triggering the Trading Program to exit. Profits were posted to the Partnership at the end of the quarter due to the Trading Program’s long positions in sugar and soybeans.

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

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the second quarter. There was a sharp rally in April. This rally contrasts with a twelve month trend that has brought the global energy sector down. Despite a fairly defensive stance, the Trading Program sustained losses in the face of this sector reversal in all but one of the markets in which the Trading Program invested, RBOB Gasoline which achieved a flat outcome for April. Losses were posted to the Partnership in the middle of the second quarter. Despite the generally strong uptrend for the sector during May, heating oil and crude vacillated just enough so as to not play well with the Trading Program’s investment models. At the same time, small gains earned by the Trading Program in RBOB gasoline and gasoil were insufficient to offset heating oil and crude losses. Profits were posted to the Partnership at the end of the quarter due to the Trading Program’s long positions in natural gas.

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

July 1, 2016 to September 30, 2016

The Partnership experienced a net trading profit of $7,264 before brokerage commissions and related fees in the third quarter of 2016. The Partnership’s profits were primarily attributable to the interest rates, metals and currencies sectors. The agriculture, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter due to the Trading Program’s long positions in the Italian 10 year bond and Japanese government bonds. Additional profits were also found in the German Bund and Bobl. Profits were posted to the Partnership in the middle of the quarter. In bonds, the Trading Program found opportunities in three specific markets, British long gilt, U.S. 30 Years, and Italian 10 year bonds, all of which largely stayed flat for August with the U.S. 30 year bond slightly selling off. Profits were posted to the Partnership at the end of the quarter. The Trading Program profited from the sharp downward move of U.S. 30 year bonds, a move that was likely in response to the possibility of the Federal Reserve raising interest rates by year end. Japanese government bonds added additional opportunity for the Trading Program. Profits in the U.S. 30 year bonds and Japanese government bonds outweighed less successful outcomes in the German Bund and in U.S. 10 year bonds.

The metals sector posted profits to the Partnership.  Profits were posted to the Partnership at the beginning of the third quarter. The best opportunities were on the long side of precious metals as gold and silver rose during July. Losses were posted to the Partnership in the middle of the quarter. Most challenging for the Trading Program was silver and nickel, markets that either sank sharply during August against the Trading Program’s longer term long positions or whipped around indecisively against the shorter term positions. Profits were posted to the Partnership at the end of the quarter due to the Trading Program’s long position in lead.

The currency sector posted profits to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter with the best results occurring in the Japanese yen and the New Zealand dollar. The New Zealand dollars had an inverse move to the Japanese yen such that the yen strengthened against the dollar until mid-month and then reversed. Losses were posted to the Partnership in the middle of the quarter. The Trading Program suffered losses in the Japanese yen and Singapore dollar. Profits were posted to the Partnership at the end of the quarter. The Trading Program’s positions during September in the Japanese yen, New Zealand dollar, Australian dollar and Euro captured profits through short and long term positions in the investment models. Undercutting gains somewhat in September were losses in the Swiss franc and British pound.

The agriculture sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter. The Trading Program posted profits to the Partnership in long positions in cotton and short corn but were insufficient to offset losses in cattle, coffee, sugar, and the soy complex. Losses were posted to the Partnership in the middle of the quarter. Most challenging for the Trading Program in August were cotton and cattle that either sank sharply over the month against the Trading Program’s long positions or whipped around indecisively against the Trading Program’s shorter term positions. Small gains from the Trading Program’s positions in corn and sugar did not amount to enough to offset losses.  Profits were posted to the Partnership at the end of the quarter. The Trading Program capitalized on a falling cattle market and a surging sugar market. Profits in those two markets along with additional gains in cotton and soymeal offset small losses in wheat, rubber, coffee and corn.

The stock indices sector posted losses to the Partnership. Profits were posted to the Partnership at the beginning of the third quarter due to the Trading Program’s long positions in the German DAX, the S&P 500, Taiwan, and India. Profits were posted to the Partnership in the middle of the quarter. Global equities offered opportunities for the Trading Program in August. The Trading Program found profits from long positions in Hong Kong, China, Taiwan, Germany, Nasdaq and the S&P 500.  Losses were posted to the Partnership at the end of the quarter. Global equity markets seemed to ebb and flow as September unfolded yet ultimately, many markets ended the month close to where they started. The Trading Program posted losses in China’s H Shares, Hong Kong’s Hang Seng, the Nasdaq, Germany’s DAX, Holland’s AEX, and Japanese Topix. Profits in the U.S. Dow and S&P 500 were not enough to offset losses incurred across much of the rest of the Trading Program’s equity portfolio.

The energy sector posted losses to the Partnership. Losses were posted to the Partnership at the beginning of the third quarter. The Trading Program profited from the strong downtrend in RBOB gasoline however, this was not enough to offset losses in natural gas and other energy markets that did not move as decisively in July. Losses were posted to the Partnership in the middle of the quarter. The Trading Program’s position in heating oil did not amount to enough profit to offset losses in crude oil. Losses were posted to the Partnership at the end of the quarter.  The Trading Program posted losses in crude oil, natural gas, heating oil, Brent crude, and RBOB.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine month periods ended September 30, 2016 and 2015, the Partnership’s average capitalization was $23,352,966 and $30,635,215, respectively.

September 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$92,830	0.40%	$163,155	$39,998
Metals	88,500	0.38%	199,040	19,954
Stock Indices	360,226	1.54%	610,623	187,346
Interest Rates	434,819	1.86%	819,521	81,707
Energy	84,658	0.36%	140,176	41,445
Agricultural Commodities	75,806	0.32%	212,657	14,641

TOTAL	$1,136,839	4.86%	$2,145,172	$385,091

September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$402,002	1.31%	$639,708	$163,902
Metals	336,563	1.10%	511,880	128,061
Stock Indices	659,133	2.15%	1,089,713	394,947
Interest Rates	113,767	0.37%	201,377	25,006
Energy	270,982	0.88%	441,992	93,471
Agricultural Commodities	416,850	1.36%	645,006	163,158

TOTAL	$2,199,297	7.17%	$3,529,676	$968,545

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector. There have been no material changes at September 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Partnership as of December 31, 2015. There have been no material changes at September 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended September 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

Subscription

	Amount	Units	NAV (1)
1/01/2016	$—	—	$224.9680
2/01/2016	—	—	227.1967
3/01/2016	—	—	230.2900
4/01/2016	—	—	234.1081
5/01/2016	—	—	229.6172
6/01/2016	—	—	225.0136
7/01/2016	—	—	221.9419
8/01/2016	—	—	225.3870
9/01/2016	—	—	224.1133
10/01/2016	—	—	218.6412

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101         Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
Principal Financial Officer)