Form 10-Q/A
period 2016-09-30
ML SELECT FUTURES I LP
filed 2017-02-03
CIK 1100878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment  No. 1

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

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

ML Select Futures I, L.P. (the “Registrant”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, originally filed with the Securities and Exchange Commission on November  14, 2016 (the “Original Form 10-Q”).  This Amendment No. 1 pertains to (i) providing a paragraph in the notes to the financial statements regarding the liquidation of the Registrant, (ii) restating the financial statements for the quarterly period ended September 30, 2016, and changing certain computations, to reflect the liquidation basis of accounting, and (iii) management’s re-evaluation of the effectiveness of the disclosure controls and procedures.  The amendments are set forth in Part I, Item 1 (Financial Statements),  Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I, Item 3 (Quantitative and Qualitative Disclosures About Market Risk), Part I, Item 4 (Controls and Procedures), and Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds).

With respect to the determination to restate the financial statements to reflect the liquidation basis of accounting, management re-evaluated the Registrant’s disclosure controls and procedures regarding the quarterly period ended September 30, 2016. The control to ensure key changes in the Registrant’s status are timely communicated by executive management to financial reporting personnel did not operate effectively such that the information could be assessed as to its financial statement impact prior to the filing of the financial statements.  The disclosure herein regarding management’s re-evaluation and modification of disclosure controls and procedures constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  These forward-looking statements are based on the Registrant’s current beliefs, assumptions and expectations regarding future events, which in turn are based on information currently available to the Registrant.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-Q and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to September 30, 2016, other than the subsequent event discussed in Note 7 to the financial statements regarding final payment to investors being made on January 10, 2017.

ML SELECT FUTURES I L.P.

FORM 10-Q/A

Table of Contents

		PAGE
	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	32

	PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2016 (LIQUIDATION BASIS) AND DECEMBER 31, 2015 (GOING CONCERN BASIS)

(unaudited)

	September 30,	December 31,
	2016 (1)	2015 (2)
	( As restated)
ASSETS:

Equity in commodity futures trading accounts:
Cash (includes restricted cash of $1,112,680 for 2016 and $1,166,429 for 2015)	$20,805,696	$24,387,681
Unrealized profit on open futures contracts	265,356	214,306
Unrealized profit on open forwards contracts	303	23,963
Cash and cash equivalents	480,807	547,201
Due from Sponsor	15,433	—
Other assets	803	5,148

TOTAL ASSETS	$21,568,398	$25,178,299

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Unrealized loss on open futures contracts	$123,411	$190,624
Unrealized loss on open forward contracts	5,351	2,365
Redemptions payable	144,959	442,287
Liquidation accrual	295,065	—
Wrap fee payable	102,731	119,721
Other liabilities	55	6
Total liabilities	671,572	755,003

PARTNERS’ CAPITAL:

General Partner (0.41 Units and 0.41 Units)	89	92
Limited Partners (96,925 Units and 108,563 Units)	20,896,737	24,423,204

Total Partners’ Capital	20,896,826	24,423,296

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$21,568,398	$25,178,299

NET ASSET VALUE PER UNIT
(Based on 96,925 and 108,563 Units outstanding; unlimited Units authorized)	$215.5970	$224.9680

(1) Liquidation Basis.

(2) Going Concern Basis.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the one	For the two	For the three	For the one	For the eight	For the nine
	month ended	months ended	months ended	month ended	months ended	months ended
	September 30,	August 31,	September 30,	September 30,	August 31,	September 30,
	2016 (1)	2016 (2)	2015 (2)	2016 (1)	2016 (2)	2015 (2)
	( As restated)	( As restated)		( As restated)	( As restated)
TRADING PROFIT (LOSS):

Realized, net	$(482,558)	$631,990	$(2,620,446)	$(482,558)	$778,366	$33,007
Change in unrealized, net	50,044	(192,212)	588,971	50,044	41,573	(844,528)

Total trading profit (loss), net	(432,514)	439,778	(2,031,475)	(432,514)	819,939	(811,521)

INVESTMENT INCOME (LOSS)

Interest, net	—	1,843	3,634	—	30,066	7,069

EXPENSES:

Wrap fee	—	217,482	402,186	—	916,727	1,335,771
Direct commission fee	15,433	12,113	—	15,433	98,010	—
Total expenses before reimbursement	15,433	229,595	402,186	15,433	1,014,737	1,335,771
Reimbursement of direct commission fee	(15,433)	(12,113)	—	(15,433)	(98,010)	—

Total expenses after reimbursement	—	217,482	402,186	—	916,727	1,335,771

NET INVESTMENT INCOME (LOSS)	—	(215,639)	(398,552)	—	(886,661)	(1,328,702)

NET INCOME (LOSS) (2)/ REMEASUREMENT OF ASSETS AND LIABILITES (1)	$(432,514)	$224,139	$(2,430,027)	$(432,514)	$(66,722)	$(2,140,223)

NET INCOME (LOSS) (2)/ REMEASUREMENT OF ASSETS AND LIABILITIES (1) PER UNIT:

Weighted average number of General Partner and Limited Partner Units outstanding	97,588	100,486	118,190	97,588	104,722	122,807

Net income (loss) (2)/ Remeasurement of assets and liabilites (1) per weighted average General Partner and Limited Partner Unit	$(4.43)	$2.23	$(20.56)	$(4.43)	$(0.64)	$(17.43)

(1) Liquidation Basis.

(2) Going Concern Basis.

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (GOING CONCERN BASIS),

THE EIGHT MONTHS ENDED AUGUST 31, 2016 (GOING CONCERN BASIS)

AND THE ONE MONTH ENDED SEPTEMBER 30, 2016 (LIQUIDATION BASIS)

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2014	128,326	$750,192	$31,436,379	$32,186,571

Subscriptions	—	—	—	—

Net income (loss)	—	9,577	(2,149,800)	(2,140,223)

Redemptions	(13,061)	(759,674)	(2,508,460)	(3,268,134)

PARTNERS’ CAPITAL, September 30, 2015	115,265	$95	$26,778,119	$26,778,214

PARTNERS’ CAPITAL, December 31, 2015	108,563	$92	$24,423,204	$24,423,296

Subscriptions	—	—	—	—

Net income (loss) (as restated)	—	—	(66,722)	(66,722)

Redemptions (as restated)	(10,975)	—	(2,485,713)	(2,485,713)

PARTNERS’ CAPITAL, August 31, 2016 (as restated)	97,588	$92	$21,870,769	$21,870,861

Liquidation basis accrual (as restated)	—	$—	$(396,562)	$(396,562)

PARTNERS’ CAPITAL, September 1, 2016 (as restated)	97,588	$92	$21,474,207	$21,474,299

Subscriptions	—	—	—	—

Remeasurement of assets and liabilities (as restated)	—	(3)	(432,511)	(432,514)

Redemptions (as restated)	(663)	—	(144,959)	(144,959)

PARTNERS’ CAPITAL, September 30, 2016 (as restated)	96,925	$89	$20,896,737	$20,896,826

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE ONE MONTH ENDED SEPTEMBER 30, 2016 (LIQUIDATION BASIS) AND

FOR THE TWO MONTHS ENDED AUGUST 31, 2016 (GOING CONCERN BASIS) (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	(Liquidation Basis)	(Going Concern Basis)
	One month ended	Two months ended
	September 30, 2016 (3)	August 31, 2016
	(As restated)	(As restated)
Per Unit Operating Performance:

Net asset value, beginning of period	$224.1133	$221.9419

Realized trading profit (loss)	(4.9449)	6.2548
Change in unrealized, net	0.5129	(1.9375)
Liquidation basis accrual	(4.0843)	0.0000
Interest income, net	0.0000	0.0183
Expenses	(0.1581)	(2.2849)
Expense reimbursement	0.1581	0.1207

Net asset value, end of period	$215.5970	$224.1133

Total Return: (1) (2)

Total return	-3.80%	0.98%

Ratios to Average Partners’ Capital (2):

Expenses before reimbursement by Sponsor	0.07%	1.02%
Reimbursement by Sponsor	-0.07%	-0.05%
Expenses after reimbursement by Sponsor	0.00%	0.97%
Net investment loss	0.00%	-0.96%

(1) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(2) The ratios and total return are not annualized.

(3)  As a result of the change in the basis of accounting to the liquidation basis as further described in Note 1 to the financial statements, financial highlights for the month ended September 30, 2016 are not considered to be comparable with the same information for previous periods when the Partnership was a going concern. Primarily this is due to the fact that under the liquidation basis of accounting, the Partnership’s September 2016 expenses are charged directly to Partners’ Capital and are therefore not charged as a component of operating expenses and, as a result, are not included in the expense ratios presented above. Additionally, the total return for the month of September 2016 also includes the Partnership’s estimate of certain income and expenses for the remaining period in liquidation subsequent to September 30, 2016 (estimated through December 31, 2016).

See notes to financial statements.

ML SELECT FUTURES I L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE ONE MONTH ENDED SEPTEMBER 30, 2016 (LIQUIDATION BASIS) AND

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2016 (GOING CONCERN BASIS) (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	(Liquidation Basis)	(Going Concern Basis)
	One month ended	Eight months ended
	September 30, 2016 (3)	August 31, 2016
	(As restated)	(As restated)
Per Unit Operating Performance:

Net asset value, beginning of period	$224.1133	$224.9680

Realized trading profit (loss)	(4.9449)	7.2921
Change in unrealized, net	0.5129	0.3215
Liquidation basis accrual	(4.0843)	0.0000
Interest income, net	0.0000	0.2833
Expenses	(0.1581)	(9.6836)
Expense reimbursement	0.1581	0.9320

Net asset value, end of period	$215.5970	$224.1133

Total Return: (1) (2)

Total return	-3.80%	-0.38%

Ratios to Average Partners’ Capital (2):

Expenses before reimbursement by Sponsor	0.07%	4.26%
Reimbursement by Sponsor	-0.07%	-0.41%
Expenses after reimbursement by Sponsor	0.00%	3.85%
Net investment loss	0.00%	-3.73%

(1) The total return is based on compounded monthly returns and is calculated for limited partner units taken as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(2) The ratios and total return are not annualized.

(3)  As a result of the change in the basis of accounting to the liquidation basis as further described in Note 1 to the financial statements, financial highlights for the month ended September 30, 2016 are not considered to be comparable with the same information for previous periods when the Partnership was a going concern. Primarily this is due to the fact that under the liquidation basis of accounting, the Partnership’s September 2016 expenses are charged directly to Partners’ Capital and are therefore not charged as a component of operating expenses and, as a result, are not included in the expense ratios presented above. Additionally, the total return for the month of September 2016 also includes the Partnership’s estimate of certain income and expenses for the remaining period in liquidation subsequent to September 30, 2016 (estimated through December 31, 2016).

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

The Partnership considers all highly liquid investments with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 4. As of September 30, 2016, the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments (other than a one-time adjustment to adopt the liquidation basis of accounting as further discussed below), necessary for a fair statement of the financial position of the Partnership as of September 30, 2016 and December 31, 2015 and the results of its operations for the one month period ended September 30, 2016, the two and eight month periods ended August 31, 2016 and the  three and nine month periods ended September 30, 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Liquidation of the Partnership

MLAI decided to liquidate the Partnership as of December 31, 2016. Through an August 31, 2016 communication, MLAI notified the Partnership’s investors that it will mandatorily redeem those investors that were invested in the Partnership as of December 31, 2016.

As a result of the decision to place the Partnership into liquidation, effective September 1, 2016 the Partnership changed its basis of accounting to the liquidation basis of accounting under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, the net assets of the Partnership are stated at liquidation value, i.e., the assets have been valued at their estimated net realizable values, and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership.

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

Estimated costs of $396,562 were accrued for on September 1, 2016 which represents MLAI’s best estimate of the remaining wrap fees the Partnership would incur, as well as interest to be earned, through the planned final liquidation date of December 31, 2016.

2.                                      RESTATEMENT RELATED TO THE LIQUIDATION OF THE PARTNERSHIP

The Partnership sent communication to its limited partners dated August 31, 2016 regarding a liquidation of the Partnership to occur as of December 31, 2016. Subsequent to the filing of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, which was filed on November 14, 2016, the Partnership discovered an error regarding the financial statements for the quarterly period ended September 30, 2016 as the financial statements did not include disclosure regarding the Partnership’s planned liquidation nor were they presented on the liquidation basis of accounting.

These restated financial statements incorporate updated disclosure regarding the Partnership’s planned liquidation as well as they result in a change in basis of accounting from a going concern basis to the liquidation basis. As a result of such change, a direct charge to the Statement of Changes in Partners’ Capital has been made effective September 1, 2016 in the amount of $396,562. Additionally, the periods of presentation within the Statements of Operations and Changes in Partners’ Capital, as well as the financial Data Highlights have been changed to present the periods before and after the liquidation basis of accounting change was effected.

These adjustments resulted in the previously reported net asset value per unit of $218.6412 being adjusted to $215.5970; additionally, the following financial highlights previously reported for the three and nine months ended September 30, 2016 are no longer presented, as the revised presentation presents periods before and after the liquidation basis of accounting was effected:

Total return of (1.49%) and (2.81%), respectively.

Expenses before reimbursement by Sponsor of 1.57% and 4.81%, respectively.

Reimbursement by Sponsor of (.13%) and (.48%), respectively.

Expenses after reimbursement by Sponsor of 1.44% and 4.33%, respectively.

Net investment loss of (1.43%) and (4.20%), respectively.

3.    CONDENSED SCHEDULES OF INVESTMENTS

The Partnership’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015, are as follows:

September 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	30	$3,988	0.02%	(37)	$50,090	0.24%	$54,078	0.26%	December 2016 - February 2017
Currencies - Futures	7	(56)	0.00%	(12)	(888)	0.00%	(944)	0.00%	December 2016
Currencies - Forwards*	969,002	(5,048)	-0.02%	—	—	0.00%	(5,048)	-0.02%	December 2016
Energy	17	(15,230)	-0.07%	—	—	0.00%	(15,230)	-0.07%	October 2016 - November 2016
Interest rates	4	4,339	0.02%	(10)	(1,563)	-0.01%	2,776	0.01%	December 2016
Metals	40	65,425	0.31%	(11)	(27,231)	-0.13%	38,194	0.18%	November 2016 - December 2016
Stock indices	135	63,071	0.30%	—	—	0.00%	63,071	0.30%	October 2016 - December 2016

Total		$116,489	0.56%		$20,408	0.10%	$136,897	0.66%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional*	Profit (Loss)	Partners’ Capital	Contracts / Notional*	Profit (Loss)	Partners’ Capital	on Open Positions	Partners’ Capital	Maturity Dates

Agriculture	—	$—	0.00%	(78)	$(8,544)	-0.03%	$(8,544)	-0.03%	February 2016 - May 2016
Currencies - Futures	—	—	0.00%	(1)	1,215	0.00%	1,215	0.00%	March 2016
Currencies - Forwards*	38,743	1,123	0.00%	(1,966,349)	20,475	0.08%	21,598	0.08%	March 2016
Interest rates	—	—	0.00%	(14)	1,904	0.01%	1,904	0.01%	June 2016
Energy	—	—	0.00%	(68)	(27,109)	-0.11%	(27,109)	-0.11%	January 2016 - February 2016
Metals	27	15,316	0.06%	(74)	(30,727)	-0.13%	(15,411)	-0.07%	February 2016 -March 2016
Stock indices	70	77,380	0.32%	(28)	(5,753)	-0.02%	71,627	0.30%	January 2016 - March 2016

Total		$93,819	0.38%		$(48,539)	-0.20%	$45,280	0.18%

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

4.              FAIR VALUE OF INVESTMENTS

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the two or eight month periods ended August 31, 2016 or the year ended December 31, 2015.

The Partnership’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of August 31, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$271,704	$195,433	$76,271	$—
Forwards	21,755	—	21,755	—
	$293,459	$195,433	$98,026	$—

Liabilities
Futures	$180,990	$71,370	$109,620	$—
Forwards	25,616	—	25,616	—
	$206,606	$71,370	$135,236	$—

August 31, 2016	$86,853	$124,063	$(37,210)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$214,306	$165,328	$48,978	$—
Forwards	23,963	—	23,963	—
	$238,269	$165,328	$72,941	$—

Liabilities
Futures	$190,624	$115,180	$75,444	$—
Forwards	2,365	—	2,365	—
	$192,989	$115,180	$77,809	$—

December 31, 2015	$45,280	$50,148	$(4,868)	$—

The Partnership’s volume of trading forwards and futures as of the one month ended September 30, 2016, the two and eight month periods ended August 31, 2016 and the year ended December 31, 2015 are representative of the activity throughout these periods.

The Partnership engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 3.

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

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for the one month ended September 30, 2016, each of the two and eight month periods ended August 31, 2016, and the three and nine month periods ended September 30, 2015:

	For the one month ended	For the two months ended	For the one month ended	For the eight months ended
	September 30, 2016	August 31, 2016	September 30, 2016	August 31, 2016
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$45,455	$(75,894)	$45,455	$(73,680)
Currencies	38,644	(8,429)	38,644	(580,611)
Energy	(122,591)	(116,668)	(122,591)	(168,590)
Interest rates	14,274	155,293	14,274	679,485
Metals	79,805	70,809	79,805	(5,478)
Stock indices	(488,101)	414,667	(488,101)	968,813

Total, net	$(432,514)	$439,778	$(432,514)	$819,939

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	Profit (loss) from trading, net	Profit (loss) from trading, net

Agriculture	$(248,916)	$(462,946)
Currencies	(361,212)	(805,135)
Energy	424,595	241,687
Interest rates	(950,789)	29,167
Metals	326,541	282,008
Stock indices	(1,221,694)	(96,302)

Total, net	$(2,031,475)	$(811,521)

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

5.   MARKET AND CREDIT RISKS

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

6      RELATED PARTY TRANSACTIONS

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

Effective January 1, 2016, the Partnership began paying a direct commission fee at the time of entering into the trades. As these fees would otherwise be covered by the Partnership’s wrap fee, the Sponsor has elected to reimburse the Partnership for those fees on a monthly basis. For the one month period ended September 30, 2016, and the two and eight month periods ended August 31, 2016, $15,433, $12,113 and $98,010, respectively, of these fees have been recorded as a reimbursement from the Sponsor. The balance of $15,433 presented as Due from Sponsor on the Statement of Financial Condition as of September 30, 2016 represents the reimbursement amount still owed to the Partnership as of September 30, 2016 for the one month period ending September 30, 2016.

Wrap fees, reimbursement of direct commission fee, and interest, net, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

7.   SUBSEQUENT EVENTS

Final payout of the redemptions payable was made to the partners on January 10, 2017.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

	PERIOD-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2015	$260.1297	$262.9219	$262.8601	$255.4829	$255.2755	$252.7902	$244.3594	$230.0392	$232.3179
2016	$227.1967	$230.2900	$234.1081	$229.6172	$225.0136	$221.9419	$225.3870	$224.1133	$215.5970

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

For the nine months ended September 30, 2016, Partnership capital decreased 14.44% from $24,423,296 to $20,896,826.  This decrease was attributable to the net loss from operations of $432,514 and $66,722 for the one month period ended September 30, 2016 and eight month period ended August 31, 2016, respectively, a liquidation basis accrual of $396,562 and the redemption of 663 and 10,975 redeemable Units resulting in an outflow of $144,959 and $2,485,713 for the one month period ended September 30, 2016 and eight month period ended August 31, 2016.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For more information on the Partnership’s treatment of fair value see Financial Statements Note 4, Fair Value of Investments.

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

July 1, 2016 to September 30, 2016

The Partnership experienced a net trading profit of $439,778 for the two month period ended August 31, 2016 and a net trading loss of $432,514 for the one month period ended September 30, 2016 before brokerage commissions and related fees in the third quarter of 2016. The Partnership’s profits were primarily attributable to the interest rates, metals and currencies sectors. The agriculture, stock indices and energy sectors posted losses.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal period.  For the nine month periods ended September 30, 2016 and 2015, the Partnership’s average capitalization was $23,323,460 and $30,635,215, respectively.

September 30, 2016

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$92,830	0.40%	$163,155	$39,998
Metals	88,500	0.38%	199,040	19,954
Stock Indices	360,226	1.54%	610,623	187,346
Interest Rates	434,819	1.86%	819,521	81,707
Energy	84,658	0.36%	140,176	41,445
Agricultural Commodities	75,806	0.33%	212,657	14,641

TOTAL	$1,136,839	4.87%	$2,145,172	$385,091

September 30, 2015

	Average	Average% of	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Currencies	$402,002	1.31%	$639,708	$163,902
Metals	336,563	1.10%	511,880	128,061
Stock Indices	659,133	2.15%	1,089,713	394,947
Interest Rates	113,767	0.37%	201,377	25,006
Energy	270,982	0.88%	441,992	93,471
Agricultural Commodities	416,850	1.36%	645,006	163,158

TOTAL	$2,199,297	7.17%	$3,529,676	$968,545

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

In connection with the Partnership’s report on Form 10-Q for the quarterly period ended September 30, 2016, which was filed on November 14, 2016, MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, evaluated the design and operation of the Partnership’s controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act). Any controls and procedures no matter how well designed and operated can provide only reasonable assurance of achieving the desired control.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 the design and operation of the disclosure controls and procedures were effective.

Subsequent to that evaluation, in connection with the liquidation of the Partnership and restating certain financial statements and footnotes to amend disclosure regarding the planned liquidation of the Partnership and to adopt the liquidation basis of accounting (as provided herein), MLAI’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2016.  Based on such re-evaluation (i) a material weakness was identified in the internal control over financial reporting (discussed below), and (ii) MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, determined that the disclosure controls and procedures were not effective as of September 30, 2016.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

The control to ensure key changes in the Partnership’s status are timely communicated by executive management to financial reporting personnel did not operate effectively such that the information could be assessed as to its financial statement impact prior to the filing of the financial statements.  This control deficiency resulted in the restatement of the Partnership’s unaudited financial statements for the quarterly period ended September 30, 2016 (as provided herein).

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

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$224.9680
2/01/2016	—	—	227.1967
3/01/2016	—	—	230.2900
4/01/2016	—	—	234.1081
5/01/2016	—	—	229.6172
6/01/2016	—	—	225.0136
7/01/2016	—	—	221.9419
8/01/2016	—	—	225.3870
9/01/2016	—	—	224.1133
10/01/2016	—	—	215.5970

(1) Beginning of the month Net Asset Value

(b)         Not applicable.

(c)          Not applicable.

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q/A:

31.01 and

31.02      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:            Are filed herewith.

32.01 and

32.02      Section 1350 Certifications

Exhibit 32.01

and 32.02              Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q/A as of and for the one month period ended September 30, 2016 and the two and eight month periods ended August 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SELECT FUTURES I L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: February 3, 2017	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 3, 2017	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
Principal Financial Officer)